Form 10-Q
period 1995-01-28
RYMER FOODS INC
filed 1995-03-17
CIK 56871

- - -------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended              JANUARY 28, 1995
                              --------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from____________-_____________to___________-__________

Commission File Number 1-6071

                                RYMER FOODS INC.

Incorporated in the State of Delaware        IRS Employer Identification
                                             No. 36-1343930

                            4600 South Packers Avenue
                                    Suite 400
                             Chicago, Illinois 60609
                                  312/927-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                               -------       -------

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes   X        No
                               -------       -------

Registrant had 10,747,748 shares of common stock outstanding as of March 10, 1995.

- - -------------------------------------------------------------------------------

                        This report consists of 15 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        RYMER FOODS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                        January 28,     October 29,
                                                           1995            1994
                                                        ----------     ------------
                                                              (in thousands)

             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $   -           $ 2,492
  Receivables, net                                         11,713         11,847
  Inventories                                              24,394         16,951
  Other                                                       793            724
                                                         --------        -------
     TOTAL CURRENT ASSETS                                  36,900         32,014
PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements                                1,195          1,195
  Machinery and equipment                                   6,236          6,173
                                                         --------        -------
                                                            7,431          7,368
  Less accumulated depreciation and amortization            5,550          5,399
                                                         --------        -------
                                                            1,881          1,969
OTHER:
  Goodwill, net of accumulated amortization of
   $35,678,000 in 1995 and $35,386,000 in 1994             21,252         21,544
  Assets held for sale                                      1,600          1,600
  Other                                                     1,057          1,365
                                                         --------        -------
                                                         $ 62,690       $ 58,492
                                                         --------        -------
                                                         --------        -------

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt:
   Banks                                                 $ 13,813       $  5,844
   Senior Notes                                              -             2,250
   Other                                                       26             26
  Accounts payable                                          3,619          2,953
  Accrued liabilities                                       3,382          4,961
                                                         --------        -------
     TOTAL CURRENT LIABILITIES                             20,840         16,034
LONG-TERM DEBT:
  Senior Notes                                             18,133         18,133
  Other, including amounts to related parties                 719            710
                                                         --------        -------
  Total long-term debt                                     18,852         18,843
OTHER NON-CURRENT LIABILITIES                               1,153          1,151
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Common stock, $1 par - 20,000,000 shares
   authorized; 10,746,344 shares outstanding
   in 1995 and 10,741,451 shares outstanding
   in 1994 after deducting treasury shares of
   232,773 in 1995 and 237,666 in 1994                     10,746         10,741
  Additional paid-in capital                               44,355         44,344
  Retained deficit                                        (32,868)       (32,239)
  Notes receivable from sale of common shares
   to related parties                                        (388)          (382)
                                                          -------        -------
     TOTAL STOCKHOLDERS' EQUITY                            21,845         22,464
                                                          -------        -------
                                                         $ 62,690       $ 58,492
                                                          -------        -------
                                                          -------        -------

See accompanying notes.


                        RYMER FOODS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                           Thirteen Weeks Ended
                                                        ---------------------------
                                                        January 28,     January 29,
                                                           1995            1994
                                                        ----------      -----------
                                                  (in thousands, except per share data)

Net sales                                                $ 35,881       $ 37,522
Cost of sales                                              33,044         33,904
                                                          -------        -------

Gross profit                                                2,837          3,618

Selling, general and administrative expenses                2,636          2,676
                                                          -------        -------

Operating income                                              201            942

Interest expense                                            1,011          1,016
Other income                                                 (181)          (152)
                                                          -------        -------

Income (loss) from continuing operations before
 income taxes                                                (629)            78

Provision for income taxes                                    -                2
                                                          -------        -------
Income (loss) from continuing operations                     (629)            76

Loss from discontinued operations, net
 of income taxes                                              -             (466)
Gain on dispositions of discontinued operations,
 net of income taxes                                          -            4,474
                                                          -------        -------

Net income (loss)                                        $   (629)      $  4,084
                                                          -------        -------
                                                          -------        -------

Per common share data:

  Primary:
    Income (loss) from continuing operations             $   (.06)      $    .01
                                                          -------        -------
                                                          -------        -------
    Loss from discontinued operations,
     net of income taxes                                 $    -         $   (.04)
                                                          -------        -------
                                                          -------        -------
    Gain on dispositions of discontinued operations,
     net of income taxes                                 $    -         $    .42
                                                          -------        -------
                                                          -------        -------

    Net income (loss)                                    $   (.06)      $    .38
                                                          -------        -------
                                                          -------        -------

  Fully diluted:
    Income (loss) from continuing operations             $   (.06)      $    .01
                                                          -------        -------
                                                          -------        -------
    Loss from discontinued operations,
     net of income taxes                                 $    -         $   (.04)
                                                          -------        -------
                                                          -------        -------
    Gain on dispositions of discontinued operations,
     net of income taxes                                 $    -         $    .42
                                                          -------        -------
                                                          -------        -------

    Net income (loss)                                    $   (.06)      $    .38
                                                          -------        -------
                                                          -------        -------

See accompanying notes.


                        RYMER FOODS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                Thirteen Weeks Ended
                                                                           ------------------------------
                                                                           Jan. 28, 1995    Jan. 29, 1994
                                                                           -------------    -------------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATIONS
  Income (loss) from continuing operations                                   $   (629)      $     76
  Non-cash adjustments to income (loss):
    Depreciation and amortization                                                 151            186
    Amortization of other assets                                                  466            462
    Other non-cash expense (income)                                                (6)            18
    Provision for bad debts                                                       256             49
  Net increase to accounts receivable                                            (123)        (1,929)
  Net increase to inventories                                                  (7,443)        (8,089)
  Net decrease to other current and long-term assets                               65            149
  Net decrease to accounts payable and accrued expenses                          (680)        (1,406)
                                                                              -------        -------
  Net cash flows from operating activities of
   continuing operations                                                       (7,943)       (10,484)
  Net cash flows from operating activities of
   discontinued operations                                                       (226)          (289)
                                                                              -------        -------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                                    (8,169)       (10,773)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of Rymer Chicken assets                                 -            24,323
  Proceeds from the sale of Mendelson stock                                      -               750
  Capital expenditures                                                            (63)          (289)
  Other                                                                            (5)            (6)
  Net cash flows from investing activities of discontinued operations            -              (628)
                                                                              -------        -------
  NET CASH FLOWS FROM INVESTING ACTIVITIES                                        (68)        24,150

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line-of-credit facilities                   7,970         (7,847)
  Principal payments on debt                                                   (2,255)        (5,533)
  Proceeds from borrowings                                                         14            -
  Proceeds from issuance of common stock                                           16              3
                                                                              -------        -------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                                      5,745        (13,377)

Net change in cash and cash equivalents                                        (2,492)           -
Cash and cash equivalents balance at beginning of year                          2,492            -
                                                                             --------       --------
Cash and cash equivalents balance at end of first quarter                    $    -         $    -
                                                                             --------       --------
                                                                             --------       --------

Supplemental cash flow information:
  Interest paid                                                              $  1,401       $  1,771
                                                                             --------       --------
                                                                             --------       --------
  Income taxes paid, net of refunds                                          $    183       $      4
                                                                             --------       --------
                                                                             --------       --------


See accompanying notes.


                        RYMER FOODS INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 29, 1994.

     In management's opinion, the condensed consolidated financial statements include all normal recurring adjustments which the Company considers necessary for a fair presentation of the results for the period. Operating results for the fiscal period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   RECEIVABLES
     Receivables are net of allowances for doubtful accounts of $993,000 at January 28, 1995 and $731,000 at October 29, 1994.

3.   INVENTORIES
     Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at January 28, 1995 and October 29, 1994 was:


                         January 28, 1995   October 29, 1994
                         ----------------   ----------------
                                   (in thousands)

           Raw materials      $15,423           $ 5,339
           Work in process         33              -
           Finished goods       8,938            11,612
                               ------            ------
              Total           $24,394           $16,951
                               ------            ------
                               ------            ------


4.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
     The accompanying condensed consolidated financial statements reflect the operations of the Company's chicken subsidiary as discontinued operations for accounting purposes.

     RYMER CHICKEN - VAN BUREN
     In July 1993, the management of the Company designed a plan to sell the Van
     Buren, Arkansas chicken processing operation.   On December 10, 1993,
     substantially all of the assets of Rymer Chicken were sold (the Sale of Rymer Chicken) to Simmons Poultry Farms, Inc., Siloam Springs, Arkansas (Simmons) pursuant to an Asset Purchase Agreement, dated as of November 19, 1993, among the Company, Rymer Chicken, Simmons and Simmons Industries, Inc., an affiliate of Simmons, as amended (the Asset Purchase Agreement). The purchase price was $24 million (subject to certain adjustments) plus the assumption of substantially all of Rymer Chicken's obligations and liabilities other than its obligations under its senior bank facility. The Asset Purchase Agreement was approved by the Company's stockholders on December 6, 1993.

     Upon consummation of the Asset Purchase Agreement, the Company received proceeds of $24.3 million and recorded a gain before income taxes of $4.0 million in the first quarter of 1994. The calculation of such gain reflects all actual expenses and estimated future expenses associated with the Sale of Rymer Chicken. Such gain is net of the writeoff of $5.4 million of goodwill related to Rymer Chicken.

     RYMER CHICKEN - PLANT CITY
     During 1992, the Company decided to place its idle Plant City chicken facility and equipment for sale because chicken sales volume was not expected to increase significantly in the near future.

     The Company is actively pursuing the sale of the Plant City, Florida property at an amount in excess of its net book value of $1.6 million. Reserves established in 1992 and 1993 are considered adequate to maintain the idle facility for at least two years.

     The Company incurred costs related to operation of the idle facility of approximately $44,000 during the first quarter of 1995 and $28,000 during the first quarter of 1994 which were charged to the reserve established for such losses during fiscal 1992 and 1993.

     SALE OF MURRY'S STOCK
     In July 1989, the Company received voting and non-voting shares of common stock in The Mendelson Holding Company, Ltd. (Mendelson Holding) representing approximately a 12.5% interest in Mendelson Holding as partial consideration for the sale of an indirect, wholly-owned subsidiary, Murry's, Inc. (Murry's).

     On November 17, 1993 (the Mendelson Closing Date), the Company sold its stock in Mendelson Holding to Murry's for $750,000 in cash. The Company used these proceeds to pay down debt and recorded a gain on the sale before income taxes of $670,000 during the first quarter of 1994. In connection with the sale, Murry's and Mendelson Holding, on the one hand, and the Company, on the other, released all claims against each other (stipulating to the dismissal of a pending lawsuit brought by Mendelson Holding against the Company in Delaware Chancery Court). In addition, Murry's engaged the Company as a consultant for three years for fees aggregating $800,000. Consulting fees for 1994 totalling $250,000 were paid to the Company by Murry's on the Mendelson Closing Date and fees of $300,000 were paid to the Company during the first quarter of 1995. For the period ended January 28, 1995 and January 29, 1994, the Company recorded consulting income of $75,000 and $63,000, respectively, from Murry's. The remaining $225,000 received from Murry's during the 1995 first quarter is classified as an accrued liability on the balance sheet at January 28, 1995 and will be recorded by the Company as consulting income over the remainder of 1995.

     The following summarizes the results of the various discontinued operations reflected in the accompanying Condensed Consolidated Statements of
     Operations:


                                                       Thirteen Weeks Ended
                                                      ---------------------
                                                      1/28/95       1/29/94
                                                      -------       -------

     Sales:

     -----
     Rymer Chicken                                   $   -          $ 9,468
                                                      -------        ------
                                                      -------        ------

     Loss from discontinued operations:
     ---------------------------------
     Rymer Chicken                                   $   -          $  (492)
     Credit equivalent to benefit for income tax         -               26
                                                      -------        ------
     Loss from discontinued operations,
      net of income taxes                            $   -          $  (466)
                                                      -------        ------
                                                      -------        ------

     Gain on dispositions of discontinued operations:
     -----------------------------------------------
     Rymer Chicken                                   $   -          $ 4,017
     Murry's                                             -              670
                                                      -------        ------
       Total gain on dispositions of discontinued
        operations before income taxes                   -            4,687
     Provision for income taxes                          -              213
                                                      -------        ------
     Gain on dispositions of discontinued
      operations, net of income taxes                $   -          $ 4,474
                                                      -------        ------
                                                      -------        ------


     Income (loss) from discontinued operations includes an allocation of interest expense on debt not attributable to specific operations of the Company which amounted to approximately $185,000 for the thirteen weeks ended January 29, 1994. The allocation was based on the proportion of net assets for sale to total net assets of the

     Company. This treatment is in accordance with current accounting pronouncements regarding allocation of interest to discontinued operations.

     In addition, the above discontinued operations also include a charge for interest expense which specifically related to the operations of the discontinued segment.

5.   INCOME TAXES
     In 1995, no provision for income taxes was recorded due to the loss from operations. The 1994 provision for income taxes amounted to $.2 million.

     The components of the net deferred tax asset recorded in the accompanying balance sheets as of January 28, 1995 and October 29, 1994 are as follows:


                                                     Non-Current
                                                 Deferred Tax Asset
                                                 ------------------
                                                   (in thousands)


          Deferred tax asset                          $15,701
          Valuation allowance                          15,701
                                                      -------
          Net deferred tax asset                      $    -
                                                      -------
                                                      -------


     The Company did not record any change in its deferred tax asset during the first quarter of 1995 because estimated taxable income is not expected to result in any significant change to the deferred tax asset. The following table accounts for the difference between the actual tax provision attributable to income before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the loss from continuing operations before income taxes.


                                                 Thirteen Weeks Ended
                                                   January 28, 1995
                                                 --------------------
                                                    (in thousands)

          Loss from continuing operations
           before income taxes                        $  (629)
                                                       ------
                                                       ------

          Total credit equivalent to benefit for
            income taxes computed by applying
            the U.S. statutory rate (34%)             $  (214)

          Increases in taxes due to:
            Goodwill amortization ($292,000 x 34%)         99
            Other differences, net                        115
                                                       ------
          Actual tax provision                        $   -
                                                       ------
                                                       ------


6.   COMMITMENTS AND CONTINGENCIES
     The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $21.4 million and $14.0 million at January 28, 1995 and October 29, 1994, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $13.6 million and $15.8 million at January 28, 1995 and October 29, 1994, respectively.

     On January 27, 1995, Country Fed Meat Company, Inc. (CFM) initiated a lawsuit against Rymer Foods Inc. d/b/a/ Rymer Meat Inc. (Rymer) in the Superior Court of Fayette County, Georgia, essentially alleging that Rymer was in breach of contract to supply certain meat products to CFM. In March 1995, this case was removed to the United States District Court for Georgia. The complaint seeks damages in an as yet undetermined amount. Rymer has not yet filed a responsive pleading.

     On February 21, 1995, Rymer Meat Inc. sued CFM in the United States District Court for the Northern District of Illinois, seeking damages in the amount of $1,716,360 for meat products sold to CFM from April 1994 through January 1995, but not paid for. At the same time, Rymer International Seafood Inc. also sued CFM in the same court, but in a separate action, seeking damages of $242,775 for seafood products sold to CFM during January and February of 1995, but not paid for. CFM has not filed a responsive pleading to either of these lawsuits.

     In the opinion of Rymer's management, Rymer is not in default under any agreement with CFM, and, if the negotiations described below do not result in a settlement of these lawsuits, Rymer intends to contest CFM's complaint in federal court in Georgia and to vigorously pursue the lawsuits brought by Rymer Meat and Rymer Seafood (together, the Rymer Entities) in federal court in Illinois.

     The Rymer Entities are currently negotiating with CFM for the purpose of settling all outstanding lawsuits. Although no final agreement of settlement has yet been reached, and there can be no assurance that such an agreement will be reached, Rymer's management believes that the Company's allowance for doubtful accounts contains sufficient reserves without additional charges to earnings to resolve these items. Also, there is a high probability that CFM will cease to be a customer of the Rymer Entities. CFM has been one of Rymer's major customers and during its 1994 fiscal year accounted for approximately 8% of its sales. During the first quarter of 1995, CFM accounted for approximately 7% of the Company's sales.

COMPUTATION OF EARNINGS PER SHARE

                                                         ASSUMING PRIMARY DILUTION         ASSUMING FULL DILUTION
                                                         --------------------------------------------------------
                                                           Thirteen Weeks Ended             Thirteen Weeks Ended
                                                          ----------------------           ----------------------
                                                         January 28,     January 29,    January 28,      January 29,
                                                            1995            1994           1995             1994
                                                         ----------      ----------     -----------      -----------
                                                                  (In thousands, except per share amounts)


AVERAGE SHARES OUTSTANDING

  1  Average shares outstanding                            10,741          10,503         10,741           10,503
  2  Net additional shares outstanding
      assuming exercise of stock options                      297             143            297              143
                                                          -------         -------         -------        --------
  3  Average number of common shares
      outstanding                                          11,038          10,646         11,038           10,646
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------

EARNINGS

  4  Income (loss) from continuing
      operations                                         $   (629)       $     76        $   (629)      $      76
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------
  5  Loss from discontinued
      operations, net of income tax                      $    -          $   (466)       $    -         $    (466)
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------
  6  Gain on dispositions of discontinued
      operations, net of income tax                      $    -          $  4,474        $    -         $   4,474
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------
  7  Net income (loss)                                   $   (629)       $  4,084        $   (629)      $   4,084
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------

PER SHARE AMOUNTS

     Income (loss) from continuing
      operations (line 4 / line 3)                       $   (.06)       $    .01        $   (.06)      $     .01
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------
     Loss from discontinued
            operations, net of income tax
      (line 5 / line 3)                                  $   -           $   (.04)       $   -          $    (.04)
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------
     Gain on dispositions of discontinued
            operations, net of income tax
            (line 6 / line 3)                            $   -           $    .42        $   -          $     .42
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------
     Net income (loss)
      (line 7 / line 3)                                  $   (.06)       $    .38        $   (.06)      $     .38
                                                          -------         -------         -------        --------
                                                          -------         -------         -------        --------


NOTE 1 - Earnings per share for both years were calculated by the Treasury Stock Method because the number of shares obtainable upon the exercise of outstanding common stock options and similar instruments was less than 20% of the number of common shares outstanding at the end of the period.


                        RYMER FOODS INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's consolidated results from operations are generated by its Processing segment and by its Seafood Importing and Distributing segment. The Processing segment consists of the Meat processing operation. The Seafood operation comprises the Seafood Importing and Distributing segment.

FIRST QUARTER OF 1995 VERSUS FIRST QUARTER OF 1994

Consolidated sales for the first quarter of 1995 of $35.9 million decreased from the first quarter of 1994 by $1.6 million or 4.4%. Sales for the Meat operation decreased by 4.7% and sales for the Seafood operation decreased by 3.9%. On a consolidated basis, lower unit sales accounted for the majority of the sales decrease while lower selling prices accounted for the remainder.

The Meat operation experienced a sales decrease of approximately $1.1 million due to lower selling prices and a lower priced mix of products sold. Unit sales for the Meat operation were approximately equal to a year ago.

The Seafood operation experienced a decrease in sales of $0.5 million primarily due to a 14% decrease in unit sales which was partially offset by the effect of a 12% increase in selling prices. Selling prices increased due to a supply shortage in most shrimp producing countries and due to the weakness of the U.S. Dollar as compared to certain foreign currencies, particularly the Japanese Yen.


As compared to the first quarter of 1994, consolidated cost of sales decreased by $0.9 million or 2.5% while total gross profit decreased by $0.8 million. As a percentage of sales, the consolidated gross margin decreased to 7.9% compared to 9.6% a year ago.

Gross profit for the Meat operation decreased by $0.8 million compared to 1994 primarily due to lower selling prices for home delivery sales and mix changes in sales to national restaurant chain accounts.

Gross profit for the Seafood operation remained approximately the same as the first quarter of 1994.

Selling, general and administrative expenses decreased in total by $40,000 or 1.5% compared to 1994. Administrative expenses increased by $.1 million primarily resulting from increased bad debt expense which was partially offset by lower salary expense. Selling expenses decreased by $.2 million primarily due to a decrease in expenses related to the Company's retail products sold in grocery and wholesale club stores.

At the end of the first quarter of 1995, certain issues between the Company and one of its largest customers, Country Fed Meat Company, Inc. (CFM), resulted in certain lawsuits being filed, as described more fully in Note 6 to the condensed consolidated financial statements. The Company is currently negotiating with CFM for the purpose of settling all outstanding lawsuits. Although no final agreement of settlement has yet been reached, and there can be no assurance that such an agreement will be reached, Rymer's management believes that the Company's allowance for doubtful accounts contains sufficient reserves without additional charges to earnings to resolve these items. Also, there is a high probability that CFM will cease to be a customer of the Company. CFM has been one of Rymer's major customers and during its 1994 fiscal year accounted for approximately 8% of its sales. During the first quarter of 1995, CFM accounted for approximately 7% of the Company's sales.

INTEREST EXPENSE

Interest expense decreased by $5,000 or 0.5% compared to a year ago. In connection with the reclassification of the operating results of the Company's chicken processing operations to discontinued operations in the first quarter of 1994, a portion of interest expense related to the Company's unsecured debt was allocated to discontinued operations. Interest expense on unsecured debt allocated to the loss from discontinued operations amounted to approximately $185,000 in the first quarter of 1994.

After giving effect to this allocation, interest expense decreased by $190,000 or 15.8% compared to 1994 reflecting primarily the effect of lower borrowings under the Company's bank lines of credit offset partially by the effect of increases in the prime lending rate charged by banks as compared to 1994. In addition, approximately $50,000 of this decrease was attributable to a reduction in the outstanding principal amount of the Company's 11% Senior Notes. The Company redeemed $1,050,000 of these notes in June, 1994 and $2,250,000 in December, 1994.

DISCONTINUED OPERATIONS

The Company sold its Van Buren, Arkansas chicken processing operations (Rymer Chicken) during the first quarter of 1994 at a gain of $4 million before income taxes. During the first quarter of 1994, the Company also sold stock (which it had received in connection with the sale of its Murry's, Inc. subsidiary in
1989) at a gain of $0.7 million before income taxes. The Company recorded a provision for income taxes related to these dispositions of $0.2 million which resulted in a net gain on dispositions of discontinued operations of $4.5 million after income taxes.

The Company incurred losses related to its discontinued chicken processing operations during the first quarter of 1994 of $0.5 million. The 1994 loss reflects operating results through the sale date of December 10, 1993.

The Company is actively pursuing the sale of its Plant City, Florida property at an amount in excess of its net book value of $1.6 million.

OTHER INCOME

The Company earned other income of $181,000 and $152,000 during the first quarters of 1995 and 1994, respectively. Other income in both years is comprised primarily of consulting fees. In connection with the Sale of Rymer Chicken, the Company entered into a consulting agreement with Simmons. The Company recorded income of $97,000 and $77,000 under this agreement in the first quarters of 1995 and 1994, respectively. In connection with the sale of Murry's stock, the Company entered into a three year consulting agreement with Murry's, Inc. The Company earned income of $75,000 and $63,000 related to this agreement during the first quarters of 1995 and 1994, respectively.

INCOME TAXES

In 1995 no provision for income taxes was recorded due to the loss from operations.

The 1994 provision for income taxes amounted to $0.2 million which related primarily to the gain arising from the Sale of Rymer Chicken in the first quarter.

Effective with the first quarter of 1994, the Company adopted the provisions of SFAS 109. (See Note 5 to the consolidated financial statements.)

The Company has operating loss carryforwards for tax reporting purposes which are available to reduce Federal taxable income. Accordingly, the income tax provision for the first quarter of 1994 of $189,000 represents the expected Federal alternative minimum tax liability related to income earned during the quarter. Of this amount, $2,000 related to income from continuing operations and $187,000 related primarily to the gain on the Sale of Rymer Chicken.

LIQUIDITY AND CAPITAL RESOURCES

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer to fourteen days including the use of letters of credit for purchases of imported seafood.

The Company's cash management techniques involve the use of zero balance disbursement accounts. Check clearings are covered by advances from the Company's credit lines. Thus, in the absence of excess funds classified as cash equivalents, the Company's cash balances are credit balance accounts representing outstanding checks. The Company classified such credit balances as accounts payable in the consolidated financial statements as of January 28, 1995.

At October 29, 1994, there was no loan outstanding under the Company's primary credit line with BA Business Credit, Inc. (BABC) and the Company had a balance of cash and cash equivalents of $2.5 million. The Company had a bank loan outstanding at October 29, 1994 of $5.8 million under its line of credit at LaSalle National Bank LaSalle) for Rymer International Seafood. The Company's excess funds were not used to reduce this loan due to restrictions under the Company's bank agreements.

The Company's net working capital at January 28, 1995 was $16.1 million compared to $16.0 million at October 29, 1994. Cash decreased by $2.5 million and accounts receivable decreased by $0.1 million while inventories increased by $7.4 million, other current assets increased by $0.1 million, and current liabilities increased by $4.8 million.

Inventories of Rymer Meat increased by $9.1 million while inventories of Rymer Seafood decreased by $1.7 million. Meat inventories increased primarily due to seasonal factors. The Meat operation purchased inventories needed to fulfill future sales commitments during the first quarter while market conditions were favorable. Seafood inventories declined primarily due to decreases in inventories related to supply contracts with certain customers. As certain contracts have not yet been finalized, inventories have not been replenished to fulfill such sales commitments.

Accounts receivable decreased for the Seafood operation by $0.1 million primarily due to seasonal sales fluctuations. Receivables for the Meat operation remained approximately the same as at October 29, 1994.

Current liabilities increased primarily due to an increase of $8.0 million in amounts outstanding under bank lines of credit which was partially offset by a decrease in current maturities of Senior Notes of $2,250,000. The Company redeemed these notes in December 1994 using funds available under bank lines of credit. The Company's bank debt is classified as current at both January 28, 1995 and October 29, 1994 due to the maturity of credit agreements with BABC and LaSalle on April 7, 1995.

The Company is negotiating to replace its current credit facilities of $20 million provided by BABC and $12.5 million provided by LaSalle with a $35 million credit facility to be provided principally by LaSalle. The proposed credit line facility, with an initial term of two years, has lower interest rates and reduced lending restrictions as compared to the existing facilities. On February 1, 1995, Rymer Seafood entered into the Seventh Amendment to its credit agreement with LaSalle which extended the agreement until April 7, 1995. In addition, the amendment decreased the annual interest rate charged from 1% over prime to 1/2% over prime. The Company expects to replace the existing credit facilities on April 7, 1995.

Availability under these facilities and replacement facilities currently being negotiated are expected by management to provide sufficient resources to meet the Company's working capital needs through the next year. In future years, the Company expects to utilize cash flows from operations to retire the Senior Notes which mature on December 15, 2000 and to meet other long-term capital requirements.

Accounts payable increased by $0.7 million primarily due to the classification of credit balance accounts representing outstanding checks as accounts payable at January 28, 1995 and as a reduction to cash balances at October 29, 1994. Accrued liabilities decreased by $1.6 million primarily due to the semi-annual payment of interest on the Company's Senior Notes on December 15, 1994.

At January 28, 1995, the Company had $24.2 million in total credit lines available, $7.7 million of which was unused. At October 29, 1994, the Company had $20.1 million in total credit lines available, $12.5 million of which was unused.

Unused availability under credit lines reflects a reduction for letters of credit outstanding of approximately $2.7 million and $1.7 million at January 28, 1995 and October 29, 1994, respectively.

Under its Senior Note Indenture, the Company made a mandatory redemption of its Senior Notes of $2,250,000 on December 29, 1994.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitments under sales agreements were approximately $21.4 million and $14.0 million at January 28, 1995 and October 29, 1994, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $13.6 million and $15.8 million as of January 28, 1995 and October 29, 1994, respectively.

At October 29, 1994, the Company had an operating loss carryforward for tax reporting purposes of approximately $33 million. See Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended October 29, 1994 for expiration dates of the carryforwards. The utilization of operating loss carryforwards is expected to enhance future cash flow by reducing cash outlays which would otherwise be required for income tax payments.

The Company anticipates spending a total of approximately $600,000 for capital expenditures in 1995. The expenditures are primarily for planned improvements at the Meat operation. There are no specific commitments outstanding related to these planned expenditures.

SEASONALITY

The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

IMPACT OF INFLATION

Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.

                        RYMER FOODS INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 27, 1995, Country Fed Meat Company, Inc. (CFM) initiated a lawsuit against Rymer Foods Inc. d/b/a/ Rymer Meat Inc. (Rymer) in the Superior Court of Fayette County, Georgia, essentially alleging that Rymer was in breach of contract to supply certain meat products to CFM. In March 1995, this case was removed to the United States District Court for Georgia. The complaint seeks damages in an as yet undetermined amount. Rymer has not yet filed a responsive pleading.

     On February 21, 1995, Rymer Meat Inc. sued CFM in the United States District Court for the Northern District of Illinois, seeking damages in the amount of $1,716,360 for meat products sold to CFM from April 1994 through January 1995, but not paid for. At the same time, Rymer International Seafood Inc. also sued CFM in the same court, but in a separate action, seeking damages of $242,775 for seafood products sold to CFM during January and February of 1995, but not paid for. CFM has not filed a responsive pleading to either of these lawsuits.

     In the opinion of Rymer's management, Rymer is not in default under any agreement with CFM, and, if the negotiations described below do not result in a settlement of these lawsuits, Rymer intends to contest CFM's complaint in federal court in Georgia and to vigorously pursue the lawsuits brought by Rymer Meat and Rymer Seafood (together, the Rymer Entities) in federal court in Illinois.

     The Rymer Entities are currently negotiating with CFM for the purpose of settling all outstanding lawsuits. Although no final agreement of settlement has yet been reached, and there can be no assurance that such an agreement will be reached, Rymer's management believes that the Company's allowance for doubtful accounts contains sufficient reserves without additional charges to earnings to resolve these items. Also, there is a high probability that CFM will cease to be a customer of the Rymer Entities. CFM has been one of Rymer's major customers and during its 1994 fiscal year accounted for approximately 8% of its sales. During the first quarter of 1995, CFM accounted for approximately 7% of the Company's sales.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits filed:

  10.1 Seventh Amendment to Loan and Security Agreement dated as of February 1, 1995 between Rymer International Seafood Inc. and LaSalle National Bank.

  11 Computations of earnings per share are included in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

       Exhibits incorporated by reference:

  13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 29, 1994 (Incorporated by reference).

  21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22 to the Annual Report of Form 10-K of Rymer Foods Inc. dated January 28, 1995.)

  (b)  Reports on Form 8-K:

         None
                                       14.

                                RYMER FOODS INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RYMER FOODS INC.
                                (Registrant)



                                By  /s/  Ludwig A. Streck
                                  -----------------------------------
                                  Ludwig A. Streck, Senior Vice President and
                                  Chief Financial Officer





Date:  March 13, 1995