Form 10-Q
period 1995-04-29
RYMER FOODS INC
filed 1995-06-13
CIK 56871

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  April 29, 1995
                               -------------------------------------------------

                                       OR

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          -           to         -
                               --------------------    ------------------------
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

                            Yes   X        No
                               -------       -------
Registrant had 10,750,366 shares of common stock outstanding as of June 12, 1995.

- --------------------------------------------------------------------------------

                        This report consists of 17 pages.
                                                --

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        RYMER FOODS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                       April 29,    October 29,
                                                        1995           1994
                                                    ------------   ------------
                                                          (in thousands)
      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $    -         $  2,492
  Receivables, net                                        13,878         11,847
  Inventories                                             25,296         16,951
  Other                                                      683            724
                                                         -------        -------
      TOTAL CURRENT ASSETS                                39,857         32,014
PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements                               1,195          1,195
  Machinery and equipment                                  6,527          6,173
                                                         -------        -------
                                                           7,722          7,368
  Less accumulated depreciation and amortization           5,690          5,399
                                                         -------        -------
                                                           2,032          1,969
OTHER:
  Goodwill, net of accumulated amortization of
   $35,970,000 in 1995 and $35,386,000 in 1994            20,960         21,544
  Assets held for sale                                     1,600          1,600
  Other                                                      959          1,365
                                                         -------        -------
                                                        $ 65,408       $ 58,492
                                                         -------        -------
                                                         -------        -------

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt:
   Banks                                                $    -         $  5,844
   Senior Notes                                              -            2,250
   Other                                                     265             26
  Accounts payable                                         2,854          2,953
  Accrued liabilities                                      3,423          4,961
                                                         -------        -------
         TOTAL CURRENT LIABILITIES                         6,542         16,034
LONG-TERM DEBT:
  Banks                                                   18,729            -
  Senior Notes                                            18,133         18,133
  Other, including amounts to related parties                477            710
                                                         -------        -------
  Total long-term debt                                    37,339         18,843
OTHER NON-CURRENT LIABILITIES                                790          1,151
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Common stock, $1 par - 20,000,000 shares
   authorized; 10,748,601 shares outstanding
   in 1995 and 10,741,451 shares outstanding
   in 1994 after deducting treasury shares of
   230,516 in 1995 and 237,666 in 1994                    10,749         10,741
  Additional paid-in capital                              44,358         44,344
  Retained deficit                                       (33,976)       (32,239)
  Notes receivable from sale of common shares
    to related parties                                      (394)          (382)
                                                         -------        -------
      TOTAL STOCKHOLDERS' EQUITY                          20,737         22,464
                                                         -------        -------
                                                        $ 65,408       $ 58,492
                                                         -------        -------
                                                         -------        -------

See accompanying notes.

                        RYMER FOODS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                              ------------------------     -------------------------
                                              April 29,      April 30,      April 29,      April 30,
                                                 1995           1994           1995          1994
                                              ---------      ---------      ---------     ----------
                                                       (in thousands except per share data)

Net sales                                       $36,224        $39,269       $ 72,105       $ 76,791
Cost of sales                                    33,079         34,626         66,123         68,530
                                                 ------         ------        -------        -------
Gross profit                                      3,145          4,643          5,982          8,261

Selling, general and
 administrative expenses                          3,218          2,996          5,854          5,672
                                                 ------         ------         ------         ------
Operating income                                    (73)         1,647            128          2,589

Interest expense                                  1,161          1,038          2,172          2,054
Other income                                       (126)          (143)          (307)          (295)

Income (loss) from continuing
 operations before income taxes                  (1,108)           752         (1,737)           830
Provision for income taxes                          -               22            -               24
                                                 ------         ------         ------         ------
Income (loss) from continuing operations         (1,108)           730         (1,737)           806
Income (loss) from discontinued
 operations, net of income taxes                    -              -              -             (466)
Gain on dispositions of discontinued
 operations, net of income taxes                    -              -              -            4,474
                                                 ------         ------         ------         ------

Net income (loss)                               $(1,108)       $   730        $(1,737)       $ 4,814
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------

Per common share data:
 Primary:
  Income (loss) from continuing operations      $  (.10)       $   .07        $  (.16)       $   .08
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------
  Net income (loss)                             $  (.10)       $   .07        $  (.16)       $   .45
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------
 Fully diluted:
  Income (loss) from continuing operations      $  (.10)       $   .07        $  (.16)       $   .08
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------
  Net income (loss)                             $  (.10)       $   .07        $  (.16)       $   .45
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------
Average shares outstanding
  Primary                                    10,895,000     10,544,000     10,975,000     10,603,000
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------
  Fully diluted                              10,895,000     10,544,000     10,975,000     10,603,000
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


See accompanying notes.

                       RYMER FOODS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                              Twenty-Six Weeks Ended
                                                                         --------------------------------
                                                                         April 29, 1995    April 30, 1994
                                                                         --------------    --------------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATIONS
  Income (loss) from continuing operations                                   $ (1,737)      $    806
  Non-cash adjustments to income (loss):
    Depreciation and amortization                                                 305            354
    Amortization of other assets                                                  893            924
    Other non-cash expense (income)                                               (15)            29
    Provision for bad debts                                                       584            161
  Net increase to accounts receivable                                          (2,615)        (1,131)
  Net increase to inventories                                                  (8,344)        (4,652)
  Net decrease to other current and long-term assets                              137            274
  Net (decrease) increase to accounts payable and accrued expenses             (1,461)            95
                                                                             --------       --------
  Net cash flows from operating activities of
   continuing operations                                                      (12,283)        (3,140)
  Net cash flows from operating activities of
   discontinued operations                                                       (515)          (876)
                                                                             --------       --------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                                   (12,778)        (4,016)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of Rymer Chicken assets                                    -         24,323
  Proceeds from the sale of Mendelson stock                                         -            750
  Capital expenditures                                                           (368)          (380)
  Other                                                                            (9)            (8)
  Net cash flows from investing activities of discontinued operations             -             (628)
                                                                             --------       --------
  NET CASH FLOWS FROM INVESTING ACTIVITIES                                       (377)       24,057

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line-of-credit facilities                  12,886        (14,466)
  Principal payments on debt                                                   (2,270)        (5,601)
  Proceeds from borrowings                                                         25             23
  Proceeds from issuance of common stock                                           22              3
                                                                             --------       --------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                                     10,663        (20,041)

Net change in cash and cash equivalents                                        (2,492)           -
Cash and cash equivalents balance at beginning of year                          2,492            -
                                                                             --------       --------
Cash and cash equivalents balance at end of second quarter                   $   -          $    -
                                                                             --------       --------
                                                                             --------       --------

Supplemental cash flow information:
  Interest paid                                                             $   1,887      $   1,884
                                                                             --------       --------
                                                                             --------       --------
  Income taxes paid, net of refunds                                         $     632      $      10
                                                                             --------       --------
                                                                             --------       --------


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

     Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the 1995 presentation.

     In management's opinion, the condensed consolidated financial statements include all normal recurring adjustments which the Company considers necessary for a fair presentation of the results for the period. Operating results for the fiscal period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   RECEIVABLES
     Receivables are net of allowances for doubtful accounts of $1,323,000 at April 29, 1995 and $731,000 at October 29, 1994.

3.   INVENTORIES
     Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at April 29, 1995 and October 29, 1994 was:


                            April 29, 1995          October 29, 1994
                            --------------          ----------------
                                        (in thousands)
           Raw materials        $14,721                 $ 5,339
           Work in process           42                    -
           Finished goods        10,533                  11,612
                                 ------                  ------
                Total           $25,296                 $16,951
                                 ------                  ------
                                 ------                  ------

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

     The Company incurred costs related to operation of the idle facility of approximately $33,508 during the first half of 1995 and $77,000 during the first half of 1994 which were charged to the reserve established for such losses during fiscal 1992 and 1993.

     SALE OF MURRY'S STOCK
     In July 1989, the Company received voting and non-voting shares of common stock in The Mendelson Holding Company, Ltd. (Mendelson Holding) representing approximately a 12.5% interest in Mendelson Holding as partial consideration for the sale of an indirect, wholly-owned subsidiary, Murry's, Inc. (Murry's).

     On November 17, 1993 (the Mendelson Closing Date), the Company sold its stock in Mendelson Holding to Murry's for $750,000 in cash. The Company used these proceeds to pay down debt and recorded a gain on the sale before income taxes of $670,000 during the first quarter of 1994. In connection with the sale, Murry's and Mendelson Holding, on the one hand, and the Company, on the other, released all claims against each other (stipulating to the dismissal of a pending lawsuit brought by Mendelson Holding against the Company in Delaware Chancery Court). In addition, Murry's engaged the Company as a consultant for three years for fees aggregating $800,000. Consulting fees for 1994 totalling $250,000 were paid to the Company by Murry's on the Mendelson Closing Date and fees of $300,000 were paid to the Company during the first quarter of 1995. For the periods ended April 29, 1995 and April 30, 1994, the Company recorded consulting income of $150,000 and $125,000, respectively, from Murry's. The remaining $150,000 received from Murry's during the 1995 first quarter is classified as an accrued liability on the balance sheet at April 29, 1995 and will be recorded by the Company as consulting income over the remainder of 1995.

     The following summarizes the results of the various discontinued operations reflected in the accompanying Condensed Consolidated Statements of
     Operations:


                                                           Twenty-Six Weeks Ended
                                                          ------------------------
                                                              4/29/95   4/30/94
                                                              -------   -------
                                                               (in thousands)
          SALES:
          Rymer Chicken                                       $   -     $ 9,468
                                                               ------    ------
                                                               ------    ------

          LOSS FROM DISCONTINUED OPERATIONS:
          Rymer Chicken                                       $   -     $  (492)
          Credit equivalent to benefit for income tax             -          26
                                                               ------    ------
          Loss from discontinued operations,
            net of income taxes                               $   -     $  (466)
                                                               ------    ------
                                                               ------    ------

          GAIN ON DISPOSITIONS OF DISCONTINUED OPERATIONS:
          Rymer Chicken                                       $   -     $ 4,017
          Murry's                                                 -         670
                                                               ------    ------
           Total gain on dispositions of discontinued
            operations before income taxes                        -       4,687
          Provision for income taxes                              -         213
                                                               ------    ------
          Gain on dispositions of discontinued
            operations, net of income taxes                   $   -     $ 4,474
                                                               ------    ------
                                                               ------    ------

     Income (loss) from discontinued operations includes an allocation of interest expense on debt not attributable to specific operations of the Company which amounted to approximately $185,000 for the first quarter of 1994. The allocation was based on the proportion of net assets for sale to total net assets of the Company. This treatment is in accordance with current accounting pronouncements regarding allocation of interest to discontinued operations.

     In addition, the above discontinued operations also include a charge for interest expense which specifically related to the operations of the discontinued segment.

5.   INCOME TAXES
     In 1995, no provision for income taxes was recorded due to the loss from operations. The 1994 provision for income taxes amounted to $.2 million.

     The components of the net deferred tax asset recorded in the accompanying balance sheets as of April 29, 1995 and October 29, 1994 are as follows:

                                                      Non-Current
                                                  Deferred Tax Asset
                                                  ------------------
                                                    (in thousands)
                 Deferred tax asset                      $15,701
                 Valuation allowance                      15,701
                                                          ------
                 Net deferred tax asset                  $   -
                                                          ------
                                                          ------

     The Company did not record any change in its deferred tax asset during the first half of 1995 because estimated taxable income is not expected to result in any significant change to the deferred tax asset. The following table accounts for the difference between the actual tax provision attributable to income before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the loss from continuing operations before income taxes.

                                                        Twenty-Six Weeks Ended
                                                           April 29, 1995
                                                        ----------------------
                                                           (in thousands)
               Loss from continuing operations
                before income taxes                           $ (1,737)
                                                               -------
                                                               -------

               Total credit equivalent to benefit for
                 income taxes computed by applying
                 the U.S. statutory rate (34%)                $   (591)

               Increases in taxes due to:
                 Goodwill amortization ($584,000 x 34%)            199
                 Other differences, net                            392
                                                               -------
               Actual tax provision                           $    -
                                                               -------
                                                               -------

6.   COMMITMENTS AND CONTINGENCIES
     The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $12.6 million and $14.0 million at April 29, 1995 and October 29, 1994, respectively.
     The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $4.1 million and $15.8 million at April 29, 1995 and October 29, 1994, respectively.

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

     The Rymer Entities are continuing their negotiations with CFM to settle all outstanding lawsuits between them. Although such negotiations have been productive to date and management is hopeful of a near-term arrangement, there can be no assurance that a settlement will occur. Rymer's management believes that its existing allowance for doubtful accounts contains sufficient reserves to resolve the matters in dispute, without additional charges to earnings. The Rymer Entities do not expect to continue a supply relationship with CFM in the future. CFM had been one of Rymer's major customers, and during its 1994 fiscal year accounted for approximately 8% of its sales. During the first two quarters of 1995, CFM accounted for approximately 4% of the sales of the Rymer Entities.

COMPUTATION OF EARNINGS (LOSS) PER SHARE



                                                              ASSUMING PRIMARY DILUTION
                                            --------------------------------------------------------
                                              Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                            ---------------------------   --------------------------
                                             April 29,      April 30,      April 29,      April 30,
                                               1995           1994            1995           1994
                                            -----------     -----------   -----------    -----------
                                                   (In thousands, except per share amounts)
AVERAGE SHARES OUTSTANDING

 1   Average shares outstanding                  10,748         10,503         10,746         10,503
 2   Net additional shares outstanding
      assuming exercise of stock options            147             51            229            100
                                               --------       --------       --------       --------
 3   Average number of common shares
      outstanding                                10,895         10,554         10,975         10,603
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

EARNINGS

 4   Income (loss) from continuing
      operations                              $  (1,108)     $     730      $  (1,737)     $     806
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

 5   Net income (loss)                        $  (1,108)     $     730      $  (1,737)     $   4,814
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

PER SHARE AMOUNTS

     Income (loss) from continuing
      operations (line 4 / line 3)            $    (.10)     $     .07      $    (.16)     $     .08
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

     Net income (loss)
      (line 5 / line 3)                       $    (.10)     $     .07      $    (.16)     $     .45
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

NOTE 1 - Earnings (loss) per share for all periods were calculated by the Treasury Stock Method.

                 to Financial Statements (unaudited) -- cont'd.


COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                            ASSUMING FULL DILUTION
                                      ------------------------------------------------------------------
                                               Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                            --------------------------    --------------------------
                                             April 29,      April 30,      April 29,      April 30,
                                               1995           1994            1995           1994
                                            -----------    -----------    -----------    -----------
                                                  (In thousands, except per share amounts)
AVERAGE SHARES OUTSTANDING

  1  Average shares outstanding                  10,748         10,503         10,746         10,503
  2  Net additional shares outstanding
     assuming exercise of stock options             147             51            229            100
                                               --------       --------       --------      ---------
  3  Average number of common shares
     outstanding                                 10,895         10,554         10,975         10,603
                                               --------       --------       --------      ---------
                                               --------       --------       --------      ---------

EARNINGS

  4  Income (loss) from continuing
     operations                               $  (1,108)     $     730      $  (1,737)     $     806
                                               --------       --------       --------      ---------
                                               --------       --------       --------      ---------

  5  Net income (loss)                        $  (1,108)     $     730      $  (1,737)     $   4,814
                                               --------       --------       --------      ---------
                                               --------       --------       --------      ---------

PER SHARE AMOUNTS

 Income (loss) from continuing
  operations (line 4 / line 3)                $    (.10)     $     .07      $    (.16)    $      .08
                                               --------       --------       --------      ---------
                                               --------       --------       --------      ---------

 Net income (loss)
  (line 5 / line 3)                           $    (.10)     $     .07      $    (.16)    $      .45
                                               --------       --------       --------      ---------
                                               --------       --------       --------      ---------


NOTE 1 - Earnings (loss) per share for all periods were calculated by the Treasury Stock Method.

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

SECOND QUARTER OF 1995 VERSUS SECOND QUARTER OF 1994

Consolidated sales for the second quarter of 1995 of $36.2 million decreased from the first quarter of 1994 by $3 million or 7.8%. Sales for the Meat operation decreased by 28% while sales for the Seafood operation increased by 36%. On a consolidated basis, lower unit sales accounted for the majority of the sales decrease which was partially offset by the effect of a 7.8% increase in average selling prices.

The Meat operation experienced a sales decrease of approximately $7.5 million due to a 23% decrease in sales volume along with lower selling prices and a lower priced mix of products sold. Sales volume for the Meat operation declined primarily due to termination of sales to a major customer during the second quarter of 1995.

The Seafood operation experienced an increase in sales of $4.4 million primarily due to a 24% increase in unit sales along with a 9.5% increase in selling prices. Selling prices continued to rise during the second quarter primarily due to a supply shortage in most shrimp producing countries and due to the weakness of the U.S. Dollar as compared to certain foreign currencies, particularly the Japanese Yen. Unit sales increased primarily due to increased supplies as the Company began importing from Equador.

As compared to the first quarter of 1994, consolidated cost of sales decreased by $1.5 million or 4.5% while total gross profit decreased by $1.5 million. As a percentage of sales, the consolidated gross margin decreased to 8.7% compared to 11.8% a year ago.

Gross profit for the Meat operation decreased by $1.7 million compared to 1994 primarily due to decreased unit sales and lower selling prices along with mix changes in sales to national restaurant chain accounts.

Gross profit for the Seafood operation increased by $0.2 million or 26% as compared to the second quarter of 1994. Lower cost inventory purchased during the first quarter was sold at higher market prices during the second quarter resulting in improved gross profit.

Selling, general and administrative expenses increased in total by $0.2 million or 7.4% compared to 1994. Administrative expenses increased by $0.3 million primarily resulting from increased bad debt and legal expenses which were partially offset by lower salary expense. Selling expenses decreased by $0.1 million primarily due to a decrease in expenses related to the Company's retail products sold in grocery and wholesale club stores.

At the end of the first quarter of 1995, certain issues between the Company and one of its largest customers, Country Fed Meat Company, Inc. (CFM), resulted in certain lawsuits being filed, as described more fully in Note 6 to the condensed consolidated financial statements. The Rymer Entities are continuing their negotiations with CFM to settle all outstanding lawsuits between them. Although such negotiations have been productive to date and management is hopeful of a near-term arrangement, there can be no assurance that a settlement will occur. Rymer's management believes that its existing allowance for doubtful accounts contains sufficient reserves to resolve the matters in dispute, without additional charges to earnings. The Rymer Entities do not expect to continue a supply relationship with CFM in the future. CFM had been one of Rymer's major customers, and during its 1994 fiscal year accounted for approximately 8% of its sales. During the first two quarters of 1995, CFM accounted for approximately 4% of the sales of the Rymer Entities.

INTEREST EXPENSE

Interest expense increased by $123,000 or 11.8% compared to a year ago primarily due to a significant increase in average borrowings along with a higher prime interest rate.

OTHER INCOME

The Company earned other income of $126,000 and $143,000 during the second quarters of 1995 and 1994, respectively. Other income in both years is comprised primarily of consulting fees. In connection with the Sale of Rymer Chicken, the Company entered into a consulting agreement with Simmons. The Company recorded income of $48,000 and $76,000 under this agreement in the second quarters of 1995 and 1994, respectively. In connection with the sale of Murry's stock, the Company entered into a three year consulting agreement with Murry's, Inc. The Company earned income of $75,000 and $62,000 related to this agreement during the second quarters of 1995 and 1994, respectively.

INCOME TAXES

In 1995 no provision for income taxes was recorded due to the Company's loss.

The 1994 provision for income taxes amounted to $0.2 million. The Company has operating loss carryforwards for tax reporting purposes which are available to reduce Federal taxable income. Accordingly, the income tax provision for the second quarter of 1994 of $22,000 represents the expected Federal alternative minimum tax liability related to income earned during the quarter.

Effective with the first quarter of 1994, the Company adopted the provisions of SFAS 109. (See Note 5 to the consolidated financial statements.)

FIRST HALF OF 1995 VERSUS FIRST HALF OF 1994

Consolidated sales for the first half of 1995 of $72.1 million decreased from the first half of 1994 by $4.7 million or 6.1%. Sales for the Meat operation decreased by 16.4% while sales for the Seafood operation increased by 14.5%. On a consolidated basis, lower unit sales accounted for the majority of the sales decrease which was partially offset by higher selling prices due primarily to changes in the sales mix.

The Meat operation experienced a sales decrease of approximately $8.6 million due to decreased sales volume due to termination of sales to a major customer during the second quarter of 1995 along with lower selling prices and a lower priced mix of products sold.

The Seafood operation experienced an increase in sales of $3.9 million primarily due to a 2.8% increase in unit sales along with the effect of a 12% increase in selling prices. Selling prices increased due to a supply shortage in most shrimp producing countries and due to the weakness of the U.S. Dollar as compared to certain foreign currencies, particularly the Japanese Yen. Unit sales increased primarily due to increased supplies as the Company began importing from Equador during the second quarter of 1995.

As compared to the first quarter of 1994, consolidated cost of sales decreased by $2.4 million or 3.5% while total gross profit decreased by $2.3 million. As a percentage of sales, the consolidated gross margin decreased to 8.3% compared to 10.8% a year ago.

Gross profit for the Meat operation decreased by $2.5 million compared to 1994 primarily due to decreased unit sales and lower selling prices for home delivery sales along with mix changes in sales to national restaurant chain accounts.

Gross profit for the Seafood operation increased by $0.2 million or 13% compared to the first half of 1994. Lower cost inventory purchased during the first quarter was sold at higher market prices during the second quarter resulting in improved gross profit.

Selling, general and administrative expenses increased in total by $182,000 or 3.2% compared to 1994. Administrative expenses increased by $.5 million primarily resulting from increased bad debt and legal expenses which were partially offset by lower salary expense. Selling expenses decreased by $.3 million primarily due to a decrease in expenses related to the Company's retail products sold in grocery and wholesale club stores.

INTEREST EXPENSE

Interest expense increased by $118,000 or 5.7% compared to a year ago due to increased average borrowings along with a higher prime interest rate.

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

OTHER INCOME

The Company earned other income of $307,000 and $295,000 during the first two quarters of 1995 and 1994, respectively. Other income in both years is comprised primarily of consulting fees. In connection with the Sale of Rymer Chicken, the Company entered into a consulting agreement with Simmons. The Company recorded income of $145,000 and $153,000 under this agreement in the first two quarters of 1995 and 1994, respectively. In connection with the sale of Murry's stock, the Company entered into a three year consulting agreement with Murry's, Inc. The Company earned income of $150,000 and $125,000 related to this agreement during the first two quarters of 1995 and 1994, respectively.

INCOME TAXES

In 1995 no provision for income taxes was recorded due to the Company's loss.

The 1994 provision for income taxes amounted to $0.2 million which related primarily to the gain arising from the Sale of Rymer Chicken in the first quarter.

Effective with the first quarter of 1994, the Company adopted the provisions of SFAS 109. (See Note 5 to the consolidated financial statements.)

The Company has operating loss carryforwards for tax reporting purposes which are available to reduce Federal taxable income. Accordingly, the income tax provision for the first half of 1994 of $189,000 represents the expected Federal alternative minimum tax liability related to income earned during the quarter. Of this amount, $2,000 related to income from continuing operations and $187,000 related primarily to the gain on the Sale of Rymer Chicken.

LIQUIDITY AND CAPITAL RESOURCES

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer to fourteen days including the use of letters of credit for purchases of imported seafood.

The Company's cash management techniques involve the use of zero balance disbursement accounts. Check clearings are covered by advances from the Company's credit lines. Thus, in the absence of excess funds classified as cash equivalents, the Company's cash balances are credit balance accounts representing outstanding checks. The Company classified such credit balances as accounts payable in the consolidated financial statements as of April 29, 1995.

At October 29, 1994, there was no loan outstanding under the Company's primary credit line with BA Business Credit, Inc. (BABC) and the Company had a balance of cash and cash equivalents of $2.5 million. The Company had a bank loan outstanding at October 29, 1994 of $5.8 million under its line of credit at LaSalle National Bank (LaSalle) for Rymer International Seafood. The Company's excess funds were not used to reduce this loan due to restrictions under the Company's bank agreements.

The Company's net working capital at April 29, 1995 was $33.3 million compared to $16.0 million at October 29, 1994. Cash decreased by $2.5 million and accounts receivable increased by $2 million while inventories increased by $8.3 million, other current assets decreased by $41,000, and current liabilities decreased by $9.5 million.

Inventories of Rymer Meat increased by $9.3 million while inventories of Rymer Seafood decreased by $1 million. Meat inventories increased primarily due to seasonal factors. The Meat operation purchased inventories needed to fulfill future sales commitments primarily during the fourth quarter of 1994 and the first quarter of 1995 while market conditions were favorable. Seafood inventories declined primarily due to decreases in inventories related to supply contracts with certain customers. As certain contracts have not yet been finalized, inventories have not been replenished to fulfill such sales commitments.

Accounts receivable increased for the Seafood operation by $2.1 million primarily due to higher sales volume and seasonal sales fluctuations. Receivables for the Meat operation increased by $0.1 million as compared to October 29, 1994.

Current liabilities decreased primarily due to a decrease of $5.8 million in current maturities of amounts outstanding under bank lines of credit and by a decrease in current maturities of Senior Notes of $2,250,000. The Company redeemed these notes in December 1994 using funds available under bank lines of credit. The Company's bank debt was classified as current at October 29, 1994 due to the maturity of credit agreements with BABC and LaSalle on April 7, 1995.

On April 7, 1995 the Company replaced its credit facility of $20 million provided by BA Business Credit, Inc. (BABC) and $12.5 million provided by LaSalle with a $25 million credit facility provided by LaSalle. The credit line facility, with an initial term of two years, has lower interest rates and reduced lending restrictions as compared to the former facilities. The LaSalle credit facility has an annual interest rate of 1/2% over Prime as compared to an annual rate of 2% over Prime on the former BABC facility and 1% over Prime on the former LaSalle facility.

Availability under this facility is expected by management to provide sufficient resources to meet the Company's working capital needs through the next year. In future years, the Company expects to utilize cash flows from operations to retire the Senior Notes which mature on December 15, 2000 and to meet other long-term capital requirements.

Accounts payable decreased by $0.1 million as compared to October 29, 1994. Credit balance accounts representing outstanding checks which were classified as accounts payable at April 29, 1995 were classified as a reduction to cash balances at October 29, 1994. After considering the effect of the different classification of credit balances in cash at April 29, 1995 versus October 29, 1994, accounts payable for Rymer Seafood remained approximately equal to October 29, 1994 while Rymer Meat accounts payable decreased by $1.7 million, primarily due to the timing of inventory purchases due to seasonal factors. Accrued liabilities decreased by $1.5 million primarily due to reductions in accrued payroll and related benefits and accrued income taxes.

At April 29, 1995, the Company had $25 million in total credit lines available, $4.8 million of which was unused. At October 29, 1994, the Company had $20.1 million in total credit lines available, $12.5 million of which was unused.

Unused availability under credit lines reflects a reduction for letters of credit outstanding of approximately $1.5 million and $1.7 million at April 29, 1995 and October 29, 1994, respectively.

Under its Senior Note Indenture, the Company made a mandatory redemption of its senior notes of $2,250,000 on December 29, 1994.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitments under sales agreements were approximately $12.6 million and $14.0 million at April 29, 1995 and October 29, 1994, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $4.1 million and $15.8 million as of April 29, 1995 and October 29, 1994, respectively.

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

                        RYMER FOODS INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed:

     10.1 Loan and Security Agreement dated as of April 7, 1995 among Rymer Meat Inc., Rymer International Seafood Inc., Rymer Foods Inc., and LaSalle National Bank (filed herewith).

     11 Computations of earnings per share are included in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

(b)   Reports on Form 8-K:

               None

                                RYMER FOODS INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RYMER FOODS INC.
                              (Registrant)



                              By       /s/       Ludwig A. Streck
                                 --------------------------------------------
                                 Ludwig A. Streck, Senior Vice President and
                                 Chief Financial Officer





Date:  June 12, 1995