Form 10-Q
period 1995-07-29
RYMER FOODS INC
filed 1995-09-11
CIK 56871

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

For the quarterly period ended              July 29, 1995
                              -------------------------------------------------

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from            -          to           -
                              ----------------------    -----------------------

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

                            Yes   X        No
                                -----          -----

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes   X        No
                                -----          -----

Registrant had 10,751,669 shares of common stock outstanding as of September 11, 1995.
--------------------------------------------------------------------------------

                        This report consists of 17 pages.
                                                --

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        RYMER FOODS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                   July 29,         October 29,
                                                     1995              1994
                                                   --------         -----------
                                                         (in thousands)
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $   -               $  2,492
  Receivables, net                                  13,663              11,847
  Inventories                                       20,320              16,951
  Other                                                963                 724
                                                   --------            --------
     TOTAL CURRENT ASSETS                           34,946              32,014
PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements                         1,195               1,195
  Machinery and equipment                            6,586               6,173
                                                   --------            --------
                                                     7,781               7,368
  Less accumulated depreciation and amortization     5,829               5,399
                                                   --------            --------
                                                     1,952               1,969
OTHER:
  Goodwill, net of accumulated amortization of
   $35,970,000 in 1995 and $35,386,000 in 1994      20,668              21,544
  Assets held for sale                               1,600               1,600
  Other                                                895               1,365
                                                   --------            --------
                                                  $ 60,061            $ 58,492
                                                   --------            --------
                                                   --------            --------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt:
   Banks                                          $   -               $  5,844
   Senior Notes                                       -                  2,250
   Other                                               268                  26
  Accounts payable                                   2,540               2,953
  Accrued liabilities                                2,727               4,961
                                                   --------            --------
     TOTAL CURRENT LIABILITIES                       5,535              16,034
LONG-TERM DEBT:
  Banks                                             15,953                  -
  Senior Notes                                      18,133              18,133
  Other, including amounts to related parties          474                 710
                                                   --------            --------
  Total long-term debt                              34,560              18,843
OTHER NON-CURRENT LIABILITIES                          780               1,151
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Common stock, $1 par - 20,000,000 shares
   authorized; 10,751,229 shares outstanding
   in 1995 and 10,741,451 shares outstanding
   in 1994 after deducting treasury shares of
   230,516 in 1995 and 237,666 in 1994              10,751              10,741
  Additional paid-in capital                        44,360              44,344
  Retained deficit                                 (35,525)            (32,239)
  Notes receivable from sale of common shares
   to related parties                                 (400)               (382)
                                                   --------            --------
     TOTAL STOCKHOLDERS' EQUITY                     19,186              22,464
                                                   --------            --------
                                                  $ 60,061            $ 58,492
                                                   --------            --------
                                                   --------            --------



See accompanying notes.
                                       2.

                        RYMER FOODS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                 July 29,          July 30,         July 29,          July 30,
                                                   1995              1994            1995               1994
                                                 --------          --------         --------          --------
                                                               (in thousands except per share data)

Net sales                                          $39,118            $44,083        $111,223         $120,874
Cost of sales                                       37,074             39,086         103,197          107,616
                                                   -------            -------         -------          -------

Gross profit                                         2,044              4,997           8,026           13,258

Selling, general and
 administrative expenses                             2,693              3,089           8,547            8,761
                                                   -------            -------         -------          -------
Operating income (loss)                               (649)             1,908            (521)           4,497

Interest expense                                       979                990           3,151            3,044
Other income                                           (78)              (145)           (385)            (440)

Income (loss) from continuing
 operations before income taxes                     (1,550)             1,063          (3,287)           1,893
Provision for income taxes                            -                    35             -                 59
                                                   -------            -------         -------          -------
Income (loss) from continuing operations            (1,550)             1,028          (3,287)           1,834
Loss from discontinued operations,
 net of income taxes                                  -                   -               -               (466)
Gain on dispositions of discontinued
 operations, net of income taxes                      -                   -               -              4,474
                                                   -------            -------         -------          -------

Net income (loss)                                 $ (1,550)           $ 1,028        $ (3,287)        $  5,842
                                                   -------            -------         -------          -------
                                                   -------            -------         -------          -------
Per common share data:
 Primary:
  Income (loss) from continuing operations        $   (.14)           $   .10        $   (.30)        $    .17
                                                   -------            -------         -------          -------
                                                   -------            -------         -------          -------

  Net income (loss)                               $   (.14)           $   .10        $   (.30)        $    .56
                                                   -------            -------         -------          -------
                                                   -------            -------         -------          -------

 Fully diluted:
  Income (loss) from continuing operations        $   (.14)           $   .10        $   (.30)        $    .17
                                                   -------            -------         -------          -------
                                                   -------            -------         -------          -------

  Net income (loss)                               $   (.14)           $   .10        $   (.30)        $    .56
                                                   -------            -------         -------          -------
                                                   -------            -------         -------          -------


Average shares outstanding                      10,756,000         10,514,000      10,901,000       10,513,000
                                                ----------         ----------      ----------       ----------
                                                ----------         ----------      ----------       ----------



See accompanying notes.

                                       RYMER FOODS INC. AND SUBSIDIARIES
                                Condensed Consolidated Statements of Cash Flows
                                                  (unaudited)

                                                                      Thirty-Nine Weeks Ended
                                                                  -------------------------------
                                                                  July 29, 1995     July 30, 1994
                                                                  --------------    -------------
                                                                          (in thousands)

CASH FLOWS FROM OPERATIONS
  Income (loss) from continuing operations                               $  (3,287)     $  1,834
  Non-cash adjustments to income (loss):
    Depreciation and amortization                                              444           510
    Amortization of other assets                                             1,245         1,386
    Other non-cash expense (income)                                            (18)           30
    Provision for bad debts                                                    649           328
  Net increase to accounts receivable                                       (2,465)       (3,288)
  Net increase to inventories                                               (3,369)         (631)
  Net decrease (increase) to other current and long-term assets               (139)           45
  Net decrease to accounts payable and accrued expenses                     (2,476)         (731)
                                                                           -------        ------
  Net cash flows from operating activities of
   continuing operations                                                    (9,416)         (517)
  Net change in accrued expenses related to restructuring activities           -            (336)
  Net cash flows from operating activities of
   discontinued operations                                                    (529)         (886)
                                                                           -------        ------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                                 (9,945)       (1,739)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of Rymer Chicken assets                               -          24,323
  Proceeds from the sale of Mendelson stock                                    -             750
  Capital expenditures                                                        (427)         (418)
  Other                                                                        (13)           (8)
  Net cash flows from investing activities of discontinued operations          -            (628)
                                                                           -------        ------
  NET CASH FLOWS FROM INVESTING ACTIVITIES                                    (440)       24,019

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line-of-credit facilities               10,109       (12,991)
  Principal payments on debt                                                (2,280)       (6,665)
  Proceeds from borrowings                                                      37            34
  Proceeds from issuance of common stock                                        27             9
                                                                           -------        ------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                                   7,893       (19,613)

Net change in cash and cash equivalents                                     (2,492)        2,667
Cash and cash equivalents balance at beginning of year                       2,492           -
                                                                           -------        ------
Cash and cash equivalents balance at end of third quarter                $    -        $   2,667
                                                                           -------        ------
                                                                           -------        ------
Supplemental cash flow information:
  Interest paid                                                          $   2,311      $  3,591
                                                                           -------        ------
                                                                           -------        ------
  Income taxes paid, net of refunds                                      $     648     $      48
                                                                           -------        ------
                                                                           -------        ------


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

2.   RECEIVABLES
     Receivables are net of allowances for doubtful accounts of $429,000 at July 29, 1995 and $731,000 at October 29, 1994.

3.   INVENTORIES
     Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at July 29, 1995 and October 29, 1994 was:


                       July 29, 1995     October 29, 1994
                      -------------      -----------------
                             (in thousands)
     Raw materials         $ 8,761         $ 5,339
     Work in process            24            -
     Finished goods         11,535          11,612
                            ------          ------
          Total            $20,320         $16,951
                            ------          ------
                            ------          ------



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

     The Company is actively pursuing the sale or lease of the Plant City, Florida property at an amount in excess of its net book value of $1.6 million. Reserves established in 1992 and 1993 are considered adequate to maintain the idle facility for at least two years.

     The Company incurred costs related to operation of the idle facility of approximately $46,000 during the first three quarters of 1995 and $71,000 during the first three quarters of 1994 which were charged to the reserve established for such losses during fiscal 1992 and 1993.

     SALE OF MURRY'S STOCK
     In July 1989, the Company received voting and non-voting shares of common stock in The Mendelson Holding Company, Ltd. (Mendelson Holding) representing approximately a 12.5% interest in Mendelson Holding as partial consideration for the sale of an indirect, wholly-owned subsidiary, Murry's, Inc. (Murry's).

     On November 17, 1993 (the Mendelson Closing Date), the Company sold its stock in Mendelson Holding to Murry's for $750,000 in cash. The Company used these proceeds to pay down debt and recorded a gain on the sale before income taxes of $670,000 during the first quarter of 1994. In connection with the sale, Murry's and Mendelson Holding, on the one hand, and the Company, on the other, released all claims against each other (stipulating to the dismissal of a pending lawsuit brought by Mendelson Holding against the Company in Delaware Chancery Court). In addition, Murry's engaged the Company as a consultant for three years for fees aggregating $800,000. Consulting fees for 1994 totalling $250,000 were paid to the Company by Murry's on the Mendelson Closing Date and fees of $300,000 were paid to the Company during the first quarter of 1995. For the periods ended July 29, 1995 and July 30, 1994, the Company recorded consulting income of $225,000 and $187,000, respectively, from Murry's. The remaining $75,000 received from Murry's during the 1995 first quarter is classified as an accrued liability on the balance sheet at July 29, 1995 and will be recorded by the Company as consulting income over the remainder of 1995.

     The following summarizes the results of the various discontinued operations reflected in the accompanying Condensed Consolidated Statements of
     Operations:




                                                           Thirty-Nine Weeks Ended
                                                          ------------------------
                                                          7/29/95           7/30/94
                                                          -------           -------
                                                               (in thousands)
     SALES:
     Rymer Chicken                                         $   -            $ 9,468
                                                             -----           ------
                                                             -----           ------
     LOSS FROM DISCONTINUED OPERATIONS:
     Rymer Chicken                                         $   -            $  (492)
     Credit equivalent to benefit for income tax               -                 26
                                                             -----           ------
     Loss from discontinued operations,
      net of income taxes                                  $   -            $  (466)
                                                             -----           ------
                                                             -----           ------
     GAIN ON DISPOSITIONS OF DISCONTINUED OPERATIONS:
     Rymer Chicken                                         $   -            $ 4,017
     Murry's                                                   -                670
                                                             -----           ------
       Total gain on dispositions of discontinued
        operations before income taxes                         -              4,687
     Provision for income taxes                                -                213
                                                             -----           ------
     Gain on dispositions of discontinued
      operations, net of income taxes                      $   -            $ 4,474
                                                             -----           ------
                                                             -----           ------

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

     The components of the net deferred tax asset recorded in the accompanying balance sheets as of July 29, 1995 and October 29, 1994 are as follows:



                                                     Non-Current
                                                    Deferred Tax Asset
                                                    -------------------
                                                      (in thousands)
        Deferred tax asset                             $ 15,701
        Valuation allowance                              15,701
                                                         -------
        Net deferred tax asset                         $     -
                                                         -------
                                                         -------


The Company did not record any change in its deferred tax asset during the first three quarters of 1995 because results of operations are not expected to cause any significant change to the net deferred tax asset. The following table accounts for the difference between the actual tax provision attributable to income before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the loss from continuing operations before income taxes.


                                                     Thirty-Nine Weeks Ended
                                                           July 29, 1995
                                                      ----------------------
                                                         (in thousands)
               Loss from continuing operations
                before income taxes                        $ (3,287)
                                                           --------
                                                           --------
               Total credit equivalent to benefit for
                 income taxes computed by applying
                 the U.S. statutory rate (34%)             $ (1,118)

               Increases in taxes due to:
                 Goodwill amortization ($875,000 x 34%)         298
                 Other differences, net                         820
                                                           --------
               Actual tax provision                        $   -
                                                           --------
                                                           --------


6.   COMMITMENTS AND CONTINGENCIES
     The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $16.5 million and $14.0 million at July 29, 1995 and October 29, 1994, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $3.4 million and $15.8 million at July 29, 1995 and October 29, 1994, respectively.

     On January 27, 1995, Country Fed Meat Company, Inc. (CFM) initiated a lawsuit against Rymer Foods Inc. d/b/a/ Rymer Meat Inc. (Rymer or the Company) in the Superior Court of Fayette County, Georgia, essentially alleging that Rymer was in breach of contract to supply certain meat products to CFM. In March 1995, this case was removed to the United States District Court for Georgia.

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

     On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute without additional charges to operations during the third quarter of 1995. All terms of the settlement are confidential.

     The Company does not expect to continue a supply relationship with CFM in the future. CFM had been one of Rymer's major customers, and during its 1994 fiscal year accounted for approximately 8% of its sales. During the first three quarters of 1995, CFM accounted for approximately 3% of the Company's sales.

COMPUTATION OF EARNINGS (LOSS) PER SHARE


                                                                            ASSUMING PRIMARY DILUTION
                                                         --------------------------------------------------------------
                                                                THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                            ---------------------------- ----------------------------
                                                               July 29,      July 30,       July 29,       July 30,
                                                                1995           1994           1995           1994
                                                              ---------      ---------     ---------      ---------
                                                                    (In thousands, except per share amounts)



AVERAGE SHARES OUTSTANDING
  1  Average shares outstanding                                  10,750         10,505         10,747         10,503
  2  Net additional shares outstanding
      assuming exercise of stock options                              6              9            154             10
  3  Average number of common shares                            -------        -------        -------        -------
      outstanding                                                10,756         10,514         10,901         10,513
                                                                -------        -------        -------        -------
                                                                -------        -------        -------        -------
EARNINGS

  4  Income (loss) from continuing
      operations                                               $ (1,550)      $  1,028       $ (3,287)      $  1,834
                                                                -------        -------        -------        -------
                                                                -------        -------        -------        -------
  5    Net income (loss)                                       $ (1,550)      $  1,028       $ (3,287)      $  5,842
                                                                -------        -------        -------        -------
                                                                -------        -------        -------        -------

PER SHARE AMOUNTS

     Income (loss) from continuing
      operations (line 4 / line 3)                             $   (.14)      $    .10       $   (.30)      $    .17
                                                                -------        -------        -------        -------
                                                                -------        -------        -------        -------

     Net income (loss)
      (line 5 / line 3)                                        $   (.14)      $    .10       $   (.30)      $    .56
                                                                -------        -------        -------        -------
                                                                -------        -------        -------        -------


NOTE 1 - Earnings (loss) per share for all periods were calculated by the Treasury Stock Method.


COMPUTATION OF EARNINGS (LOSS) PER SHARE



                                                                             ASSUMING FULL DILUTION
                                                         --------------------------------------------------------------
                                                                THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                            ---------------------------- ----------------------------
                                                               July 29,      July 30,       July 29,       July 30,
                                                                1995           1994           1995           1994
                                                              ---------      ---------     ---------      ---------
                                                                    (In thousands, except per share amounts)



AVERAGE SHARES OUTSTANDING
  1  Average shares outstanding                                 10,750         10,505         10,747         10,503
  2  Net additional shares outstanding
      assuming exercise of stock options                            59             20            154             20
  3  Average number of common shares                            ------         ------         ------         ------
      outstanding                                               10,809         10,525         10,901         10,523
                                                                ------         ------         ------         ------
                                                                ------         ------         ------         ------

EARNINGS

  4  Income (loss) from continuing
      operations                                              $ (1,550)      $  1,028       $ (3,287)       $ 1,834
                                                                ------        -------        -------         ------
                                                                ------        -------        -------        -------

  5  Net income (loss)                                        $ (1,550)      $  1,028       $ (3,287)       $ 5,842
                                                                ------        -------        -------         ------
                                                                ------        -------        -------         ------


PER SHARE AMOUNTS

     Income (loss) from continuing
      operations (line 4 / line 3)                            $   (.14)      $    .10       $   (.30)       $   .17
                                                                ------        -------        -------         ------
                                                                ------        -------        -------         ------

     Net income (loss)
      (line 5 / line 3)                                       $   (.14)      $    .10       $   (.30)       $   .56
                                                                ------        -------        -------         ------
                                                                ------        -------        -------         ------


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

THIRD QUARTER OF 1995 VERSUS THIRD QUARTER OF 1994

Consolidated sales for the third quarter of 1995 of $39.1 million decreased from the third quarter of 1994 by $5 million or 11.3%. Sales for the Meat operation decreased by 32% while sales for the Seafood operation increased by 32%. On a consolidated basis, lower unit sales at the Meat operation accounted for the majority of the sales decrease which was partially offset by greater unit sales at the Seafood operation.

The Meat operation experienced a sales decrease of approximately $9.6 million due to a 31% decrease in sales volume along with lower selling prices and a lower priced mix of products sold. Sales volume for the Meat operation declined primarily due to termination of sales to a major customer during the second quarter of 1995.

The Seafood operation experienced an increase in sales of $4.6 million primarily due to a 37% increase in unit sales partially offset by a 3.7% decrease in selling prices. Selling prices declined as compared to the third quarter of 1994 primarily due to the introduction of smaller-sized, lower-priced Equadorian shrimp into the Company's product line during 1995. Unit sales increased primarily due to increased supplies as the Company began importing from Equador.

As compared to the third quarter of 1994, consolidated cost of sales decreased by $2 million or 5.1% while total gross profit decreased by $3 million. As a percentage of sales, the consolidated gross margin decreased to 5.2% compared to 11.3% a year ago.

Gross profit for the Meat operation decreased by $2.9 million compared to 1994 primarily due to decreased unit sales, lower selling prices and mix changes in sales to national restaurant chain accounts.

Gross profit for the Seafood operation decreased by $41,000 or 4.8% as compared to the third quarter of 1994. A significant increase in gross profit attributable to the 37% increase in sales volume was offset by the effect of a 31% decrease in gross profit per pound primarily due to the higher cost of purchased shrimp.

Selling, general and administrative expenses decreased in total by $0.4 million or 12.8% compared to 1994 primarily resulting from lower salary and related expenses in the administrative area.

At the end of the first quarter of 1995, certain issues between the Company and one of its largest customers, Country Fed Meat Company, Inc. (CFM), resulted in certain lawsuits being filed, as described more fully in Note 6 to the condensed consolidated financial statements. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute without additional charges to operations during the third quarter of 1995. All terms of the settlement are confidential.

The Company does not expect to continue a supply relationship with CFM in the future. CFM had been one of Rymer's major customers, and during its 1994 fiscal year CFM accounted for approximately 8% of Rymer's sales. During the first three quarters of 1995, CFM accounted for approximately 3% of the Company's sales.

INTEREST EXPENSE

Interest expense decreased by $11,000 or 1.1% compared to a year ago primarily due to an increase in average borrowings along with a higher prime interest rate offset by a decrease of $135,000 in costs related to obtaining the former credit line. These costs were amortized over the life of the former credit line through April 7, 1995. The Company incurred no such costs during the third quarter of 1995.

OTHER INCOME

The Company earned other income of $78,000 and $145,000 during the third quarters of 1995 and 1994, respectively. Other income in both years is comprised primarily of consulting fees. In connection with the Sale of Rymer Chicken, the Company entered into a consulting agreement with Simmons. The Company recorded income of $77,000 under this agreement in the third quarter of 1994. In connection with the sale of Murry's stock, the Company entered into a three year consulting agreement with Murry's, Inc. The Company earned income of $75,000 and $62,000 related to this agreement during the third quarters of 1995 and 1994, respectively.

INCOME TAXES

In 1995 no provision for income taxes was recorded due to the Company's loss.

The 1994 provision for income taxes amounted to $0.2 million. The Company has operating loss carryforwards for tax reporting purposes which are available to reduce Federal taxable income. Accordingly, the income tax provision for the third quarter of 1994 of $35,000 represents the expected Federal alternative minimum tax liability related to income earned during the quarter.

Effective with the first quarter of 1994, the Company adopted the provisions of SFAS 109. (See Note 5 to the consolidated financial statements.)

FIRST THREE QUARTERS OF 1995 VERSUS FIRST THREE QUARTERS OF 1994

Consolidated sales for the first three quarters of 1995 of $111.2 million decreased from the first three quarters of 1994 by $9.7 million or 8%. Sales for the Meat operation decreased by 22.8% while sales for the Seafood operation increased by 20.7%. On a consolidated basis, lower unit sales accounted for the majority of the sales decrease which was partially offset by higher selling prices due primarily to changes in the sales mix.

The Meat operation experienced a sales decrease of approximately $18.2 million due to decreased sales volume primarily due to termination of sales to a major customer during the second quarter of 1995 along with lower selling prices and a lower priced mix of products sold.

The Seafood operation experienced an increase in sales of $8.5 million primarily due to a 13.9% increase in unit sales along with the effect of a 6% increase in selling prices. Selling prices increased due to a supply shortage in most shrimp producing countries and due to the weakness of the U.S. Dollar as compared to certain foreign currencies, particularly the Japanese Yen. Unit sales increased primarily due to increased supplies as the Company began importing from Equador during the second quarter of 1995.

As compared to the first three quarters of 1994, consolidated cost of sales decreased by $4.4 million or 4.1% while total gross profit decreased by $5.2 million. As a percentage of sales, the consolidated gross margin decreased to 7.2% compared to 11% a year ago.

Gross profit for the Meat operation decreased by $5.4 million compared to 1994 primarily due to decreased unit sales along with mix changes in sales to national restaurant chain accounts.

Gross profit for the Seafood operation increased by $0.2 million or 6.8% compared to the first three quarters of 1994 reflecting the increase in sales volume which was partially offset by the higher cost of purchased shrimp.

Selling, general and administrative expenses decreased in total by $214,000 or 2.4% compared to 1994. Administrative expenses increased by $39,000 primarily resulting from increased bad debt and legal expenses which were partially offset by lower salary expense. Selling expenses decreased by $253,000 primarily due to decreased expenses related to the Company's retail products sold in grocery and wholesale club stores which were partially offset by increased salary expense.

INTEREST EXPENSE

Interest expense increased by $107,000 or 3.5% compared to a year ago. In connection with the reclassification of the operating results of the Company's chicken processing operations to discontinued operations in the first quarter of 1994, a portion of interest expense related to the Company's unsecured debt was allocated to discontinued operations. Interest expense on unsecured debt allocated to the loss from discontinued operations amounted to $185,000 in the first quarter of 1994.

After giving effect to this allocation, interest expense decreased by $78,000 compared to 1994. This decrease was attributable to a reduction in the outstanding principal amount of the Company's 11% Senior Notes. The Company redeemed $1,050,000 of these notes in June 1994 and $2,250,000 in December 1994. Lower Senior Note interest was partially offset by the effect of higher borrowings under bank lines of credit and increases in the prime lending rate charged by banks as compared to 1994.

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

The Company is actively pursuing the sale or lease of its Plant City, Florida property at an amount in excess of its net book value of $1.6 million.

OTHER INCOME

The Company earned other income of $385,000 and $440,000 during the first three quarters of 1995 and 1994, respectively. Other income in both years is comprised primarily of consulting fees. In connection with the Sale of Rymer Chicken, the Company entered into a consulting agreement with Simmons. The Company recorded income of $145,000 and $230,000 under this agreement in the first three quarters of 1995 and 1994, respectively. In connection with the sale of Murry's stock, the Company entered into a three year consulting agreement with Murry's, Inc. The Company earned income of $225,000 and $186,000 related to this agreement during the first three quarters of 1995 and 1994, respectively.

INCOME TAXES

In 1995 no provision for income taxes was recorded due to the Company's loss.

The 1994 provision for income taxes amounted to $0.2 million which related primarily to the gain arising from the Sale of Rymer Chicken in the first quarter.

Effective with the first quarter of 1994, the Company adopted the provisions of SFAS 109. (See Note 5 to the consolidated financial statements.

The Company has operating loss carryforwards for tax reporting purposes which are available to reduce Federal taxable income. Accordingly, the income tax provision for the first three quarters of 1994 of $189,000 represents the expected Federal alternative minimum tax liability related to income earned during the quarter. Of this amount, $2,000 related to income from continuing operations and $187,000 related primarily to the gain on the Sale of Rymer Chicken.

LIQUIDITY AND CAPITAL RESOURCES

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer to fourteen days including the use of letters of credit for purchases of imported seafood.

The Company's cash management techniques involve the use of zero balance disbursement accounts. Check clearings are covered by advances from the Company's credit lines. Thus, in the absence of excess funds classified as cash equivalents, the Company's cash balances are credit balance accounts representing outstanding checks. The Company classified such credit balances as accounts payable in the consolidated financial statements as of July 29, 1995.

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

The Company's net working capital at July 29, 1995 was $29.4 million compared to $16.0 million at October 29, 1994. Cash decreased by $2.5 million and accounts receivable increased by $1.8 million while inventories increased by $3.4 million, other current assets increased by $239,000, and current liabilities decreased by $10.5 million.

Inventories of Rymer Meat increased by $5 million while inventories of Rymer Seafood decreased by $1.7 million. Meat inventories increased primarily due to seasonal factors. The Meat operation purchased inventories needed to fulfill future sales commitments primarily during the fourth quarter of 1994 and the first quarter of 1995 while market conditions were favorable. Rymer Meat inventories decreased by $4.3 million during the third quarter of 1995 and are expected to continue to decline during the fourth quarter. Seafood inventories declined primarily due to seasonal market fluctuations. Rymer Seafood purchased a substantial amount of inventory during the fourth quarter of 1994 because market conditions were deemed to be favorable at that time.

Accounts receivable increased for the Seafood operation by $3.2 million primarily due to higher sales volume and seasonal sales fluctuations. Receivables for the Meat operation decreased by $1.3 million as compared to October 29, 1994 primarily due to the settlement of a receivable from a former customer, Country Fed Meat Company, Inc. as discussed in Note 6 to the Financial Statements included in Item 1.

Accounts payable at July 29, 1995 decreased by $0.4 million as compared to October 29, 1994. Credit balance accounts representing outstanding checks which were classified as accounts payable at July 29, 1995 were classified as a reduction to cash balances at October 29, 1994. After considering the effect of the different classification of credit balances in cash at July 29, 1995 versus October 29, 1994, accounts payable for Rymer Seafood increased by approximately $0.2 million as compared to October 29, 1994 while Rymer Meat accounts payable decreased by $1.0 million, both primarily due to the timing of inventory purchases due to seasonal factors. Accrued liabilities decreased by $1.6 million primarily due to reductions in accrued interest, accrued payroll and related benefits and accrued income taxes.

Current liabilities decreased due to a decrease of $5.8 million in current maturities of amounts outstanding under bank lines of credit and a decrease in current maturities of Senior Notes of $2,250,000. Under its Senior Note Indenture, the Company made a mandatory redemption of its Senior Notes on December 29, 1994 using funds available under bank lines of credit. The Company's bank debt was classified as current at October 29, 1994 due to the maturity of credit agreements with BABC and LaSalle on April 7, 1995.

On April 7, 1995, the Company replaced its credit facility of $20 million provided by BABC and $12.5 million provided by LaSalle with a $25 million credit facility provided by LaSalle. The credit line facility, with an initial term of two years, has lower interest rates and reduced lending restrictions as compared to the former facilities. The LaSalle credit facility has an annual interest rate of 1/2% over Prime as compared to an annual rate of 2% over Prime on the former BABC facility and 1% over Prime on the former LaSalle facility.

As of July 29, 1995, the Company was in violation of certain restrictive covenants under its Loan and Security Agreement with LaSalle. LaSalle has agreed to waive these covenant violations for the third quarter of 1995. The Company was charged a financing fee in connection with execution of this waiver. Management is currently engaged in negotiations with LaSalle to amend certain provisions of the Loan and Security Agreement.

At July 29, 1995, the Company had $24.9 million in total credit lines available, $4.8 million of which was unused. At October 29, 1994, the Company had $20.1 million in total credit lines available, $12.5 million of which was unused. Unused availability under credit lines reflects a reduction for letters of credit outstanding of approximately $4.1 million and $1.7 million at July 29, 1995 and October 29, 1994, respectively.

Availability under this facility is expected by management to provide sufficient resources to meet the Company's working capital needs through the next year. In future years, the Company expects to utilize cash flows from operations to retire the Senior Notes which mature on December 15, 2000 and to meet other long-term capital requirements.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitments under sales agreements were approximately $16.5 million and $14.0 million at July 29, 1995 and October 29, 1994, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $3.4 million and $15.8 million as of July 29, 1995 and October 29, 1994, respectively.

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

The Company anticipates spending a total of approximately $700,000 for capital expenditures in 1995. The expenditures are primarily for planned improvements at the Meat operation. There are no specific commitments outstanding related to these planned expenditures.

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

                    RYMER FOODS INC.

                    (Registrant)



                    By /s/Ludwig A. Streck
                       ----------------------------
                    Ludwig A. Streck, Senior Vice
                    President and Chief Financial Officer





Date:  September 11, 1995