Form 10-K
period 1995-10-28
RYMER FOODS INC
filed 1996-02-12
CIK 56871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 [Fee Required]
                   For the Fiscal Year ended October 28, 1995


                          Commission File Number 1-6071

                                RYMER FOODS INC.
             (Exact Name of Registrant as Specified in its Charter)

INCORPORATED IN THE STATE OF DELAWARE          IRS EMPLOYER IDENTIFICATION NO.
                                               36-1343930
                      4600 SOUTH PACKERS AVENUE, SUITE 400
                             CHICAGO, ILLINOIS 60609
                                 (312) 927-7777

           Securities Registered Pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1.00 par value                    New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirement for
the past 90 days.            Yes  X         No
                                 ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              Yes  X        No
                                  ---          ---

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.         Yes  X        No
                                  ---          ---

As of February 12, 1996, 10,754,032 shares of common stock were outstanding, and the aggregate market value of the common shares held by nonaffiliates on that date was approximately $8,065,524.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1996 Annual Meeting of Stockholders (Part III) (to be filed with the Securities and Exchange Commission on or before February 28, 1996). Certain exhibits are incorporated herein by reference. The Index of Exhibits is on Page 37 of this document.

PART I

ITEM 1.  BUSINESS

GENERAL

Rymer Foods Inc. (Rymer Foods or the Company) through its subsidiaries, Rymer Meat Inc. (Rymer Meat) and Rymer International Seafood Inc. (Rymer Seafood) is primarily engaged in the development and production of frozen, pre-seasoned, portion controlled meat entrees and the importing and distributing of various seafood products. The Company is engaged in the production of such products for restaurants and other foodservice customers and retail sales. Rymer Foods was incorporated under the laws of Delaware in 1969 and is the outgrowth of a company organized in 1893.

Rymer Foods, then known as Kroehler Mfg. Co., acquired Rymer Meat in 1983. The Company subsequently changed its name to Rymer Foods Inc. Rymer Meat, which was formed in 1979, is a producer of seasoned steaks and other beef products developed for restaurant chains, foodservice distributors and retail sales. Rymer Meat contributed 100% of continuing consolidated sales revenues for all years.

Rymer Seafood, which was formed in 1987, is primarily a seafood importer and distributor serving major foodservice distributors, restaurant chains, processors and retail customers. On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets would be approximately $12.7 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $8.3 million in bank debt and $1.4 million of trade payables. The Company recorded a loss of $1.5 million during the fourth quarter of 1995 to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to seek these approvals and, if received, to complete the Sale of Rymer Seafood during the second quarter of 1996.

The Consolidated Statements of Operations treat the operating results of Rymer Seafood as income (loss) from discontinued operations for accounting purposes. The net assets of Rymer Seafood which the Company plans to sell have been reclassified to Assets Held for Sale in the Consolidated Balance Sheets.

In 1992, Rymer Foods began marketing a new line of retail products under the brand names "Menu Maker" and "Guest Ready". These brands consist of specialty seasoned steaks and chicken breasts in high quality, flexible laminated plastic packaging. Rymer Foods marketed these products to retail chains and warehouse clubs. Sales of these retail products comprised approximately 6.1%, 6.2% and 7.6% of the Company's revenues from continuing operations in fiscal 1995, 1994 and 1993, respectively. Included within Meat sales from continuing operations are chicken retail sales which comprised approximately 2% of continuing consolidated sales for all years. These sales were made by the Company's discontinued Rymer Chicken operation until December 10, 1993. They are classified as sales from continuing operations because under the terms of the supply agreement with Simmons, the Company continued to sell these retail chicken products. Effective in December 1995, the Company ceased marketing "Menu Maker" and "Guest Ready" products. Simmons now sells both chicken and meat retail products directly to Rymer Meat's former retail customers. Rymer Meat expects to be the sole supplier of beef products to Simmons. In exchange for Simmons assuming certain liabilities, Simmons owns the trademarks "Menu Maker" and "Guest Ready".

PRESENT CONDITIONS AND BACKGROUND

In 1995, the Company reported a loss from continuing operations of $29.6 million, of which $20.4 million resulted from the writedown of goodwill. This writedown eliminates all remaining goodwill of the Company. The asset of goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of the Company indicate that the recoverability of the asset is not reasonably assured.

In addition, due to the losses experienced in 1995, and as explained more fully in Note 6 to the Consolidated Financial Statements, the Company was not in compliance at October 28, 1995 and July 29, 1995 with certain financial covenants contained in the loan agreement between the Company and LaSalle National Bank (LaSalle). LaSalle agreed to waive these covenant violations for the third quarter of 1995. On January 5, 1996, LaSalle and the Company entered into the Forbearance Agreement and Amendment (Forbearance Agreement). Under this agreement, LaSalle agreed to temporarily forbear from exercising its remedies under the Loan and Security Agreement. On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed under the condition that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default existed at the time of the execution of these agreements. Accordingly, the Company believes that these agreements are not valid and that at October 28, 1995 the Company is in violation of its loan agreement with LaSalle and, by virtue of cross-default provisions, with the provisions of the Senior Note Indenture.

LaSalle agreed to amend the loan agreement in order to revise the next test date for the financial covenants to be as of February 24, 1996. The Company expects to be in violation of these financial covenants as of this date unless such covenants are modified. The Company is continuing its negotiations with LaSalle. However, the Company has no assurance that acceptable arrangements can be reached. The Company's bank indebtedness and Senior Note indebtedness have been classified as current liabilities at October 28, 1995.

In January 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and the former executives (See Note 11 to the Consolidated Financial Statements). The Company has deferred payment of this debt in order to preserve cash for use in operation of its business. The Company intends to continue to accrue interest on the debt at 9.5% and plans to pay the debt plus accrued interest in the future. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior
Note Indenture.

While LaSalle has not waived this default, the Company believes that it is LaSalle's intention not to take any action as a result of the default. However, there can be no assurance that LaSalle will continue to forbear from taking action as a result of these defaults.

The Company is currently engaged in negotiations with certain of its Senior Note holders to amend the Indenture in order to eliminate the events of default under the Indenture. In the near future, the Company expects to enter into Supplement No. 1 to the Indenture (Supplemental Indenture) with Continental Stock Transfer and Trust Company as Trustee for the
Senior Notes. The Supplemental Indenture, which requires the approval of a majority of the Senior Note holders, is expected to amend the Indenture to exclude the non-payment of the Affiliate Debt, and the resulting cross-default under any other debt that arises by reason of non-payment of the Affiliate Debt, from the definition of events of default. While the Company believes that it will obtain the approvals required for the Supplemental Indenture, there can be no assurance in that regard.


As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

Significant expense and personnel reductions implemented during the fourth quarter of 1995, including an approximate 20% reduction of the Company's work force, are expected to reduce wage, salary and other related expenses by approximately $4.0 million in 1996. In November 1995, the Company hired P. E.
(Ed) Schenk as its President and Chief Executive Officer, replacing the former Chairman and President. Mr. Schenk has over twenty-two years of experience in meat processing businesses.

Management believes that the Company's future success is dependent in part upon reversing the sales decline experienced in 1995, on the continued reduction of operating costs and on the success of negotiations with its major lenders. The Company is pursuing new sales opportunities while continuing to streamline its production process and to reduce other costs. In addition, the Company is continuing negotations with its lenders. However, there can be no assurance of the success of these programs. The Company may also seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity and capital structure. There can be no assurances that such a restructuring will occur.

On April 7, 1995, the Company replaced its credit facility of $20 million provided by BA Business Credit, Inc. (BABC) for Rymer Meat and $12.5 million provided by LaSalle for Rymer International Seafood with a $25 million credit facility provided by LaSalle, consisting of a $12.5 million credit line for Rymer Meat and a $12.5 million credit line for Rymer International Seafood. The credit facility, with an initial term of two years, has lower interest rates and reduced lending restrictions as compared to the former facilities. The LaSalle credit facility has an annual interest rate of 1/2% over

Prime as compared to an annual rate of 2% over Prime on the former BABC facility and 1% over Prime on the former LaSalle facility.

PRODUCTS, MARKETS AND DISTRIBUTION

Rymer Meat's principal products are frozen, pre-seasoned, portion-controlled beef entrees. Major beef products include commercial and choice cut steaks. Rymer Meat also produces other meat products such as specialty ground and breaded products and certain cooked products (e.g., pot roast). Rymer Meat engages in the development and production of proprietary "signature" recipes for chain restaurant customers. Rymer Meat also offers its customers services such as menu planning, new product development and other marketing services, such as handling and cooking procedures. These programs, products and services are custom-designed for each chain restaurant customer.

The primary product of Rymer Seafood consists of shrimp which is purchased in bulk quantities and sold to specifically targeted customers. Rymer Seafood also supplies processed seafood products to chain restaurants, foodservice distributors and retail outlets. In some cases, Rymer Seafood arranges for seafood processing to be performed by third parties offshore where it can be done more promptly and more cost effectively than in the United States.

The markets served by the Company include family-style restaurant chains and distributors. Products are primarily sold through the Company's own marketing staff, as well as through independent brokers and distributors.

Backlogs are not material.

RAW MATERIALS


The Company's primary raw material is beef which is available in adequate supply. The Company is not dependent upon any one source for its primary raw material.

The Company has agreements with certain of its suppliers to purchase raw materials. These agreements extend for up to one year and specify the price and quantity of materials to be purchased. The aggregate commitment for future purchases as of October 28, 1995 was approximately $2.9 million.

CUSTOMERS

The Company's customers consist primarily of family-style restaurants, restaurant chains and foodservice distributors. Sales to three restaurant chains owned by General Mills comprised approximately 14% of the Company's revenues from continuing operations in both 1995 and 1994. During the first quarter of 1996, the Company was informed by General Mills that its supply contracts would not be renewed for 1996.

Sales to one of the Company's retail customers, Country Fed Meat Company, Inc.
(CFM), accounted for approximately 12.2% and 15.5% of the Company's revenues from continuing operations in fiscal 1994 and 1993, respectively. At the end of the first quarter of 1995, certain issues between the Company and CFM, resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute. All terms of the settlement are confidential. The Company does not expect to have a supply relationship in the future with CFM.

Sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 23.1%, 16.3% and 21.7% of the Company's revenues from continuing operations in fiscal 1995, 1994 and 1993, respectively. Franchise rights for both Bonanza and Ponderosa restaurants are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are
independently owned and operated.   The loss of any of the Company's major
customers, or a substantial portion of these accounts, could have a material adverse effect on the Company. The Company is pursuing new sales opportunities. However, there can be no assurance of the success of these sales efforts. The Company believes that it has satisfactory ongoing relationships with its remaining customers.

The Company has agreements with certain of its customers to sell products over the next year for specified prices. The Company's aggregate commitments under sales agreements at October 28, 1995 approximated $4.1 million.

TRADEMARKS, PATENTS AND RESEARCH ACTIVITIES

The Company has several trademarks or trade names such as "Rymer", "Ocean Prize", "Imperial Sampan", "Imperial Gardens", "Guest Ready" and "Menu Maker" which the Company considers important in marketing its food products. Two trade names, "Sportsman's Ice" and "Chick'n Easy", were conveyed to Simmons as part of the Sale of Rymer Chicken. "Ocean Prize", "Imperial Sampan" and "Imperial Gardens" will be sold as part of the Sale of Rymer Seafood. "Guest Ready" and "Menu Maker" were sold to Simmons during the first quarter of 1996.

Research and development expenses are charged to operations as incurred. Expenditures for the three fiscal years ending October 28, 1995 were not material.

COMPETITIVE CONDITIONS

The Company's business is highly competitive, with a substantial number of competitors. A large number of companies process and sell meat products to restaurants. Every year new companies are formed and enter the meat industry, some becoming sizeable competitors in a short period of time. Steakhouse sales, which now comprise approximately 25% of Rymer Meat sales, continued to decline during fiscal 1995 due to the ongoing consolidation within that segment of the restaurant market along with increasing competitive pressures. The segment of retail sales which represents home delivery sales declined significantly in 1995 to 15% of total sales versus 25% in 1994, due primarily to the loss of a large customer. See "Customers" above.

Some of the competitors in the Company's markets are larger than the Company and have greater resources. A number of companies compete directly with the Company. The Company believes that in the markets it serves it provides its customers with a broader line of quality products and services than many of its competitors. Competition in the markets served by the Company is based primarily on quality, service and price. Management believes that the Company's primary bases for competing are its reputation for quality, service, its broad menu of products, its willingness to develop proprietary recipes for specific customers and competitive pricing.

ENVIRONMENTAL MATTERS

The Company believes that it is substantially in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. No significant costs were incurred by the Company to comply with environmental regulations during the three fiscal years ended October 28, 1995. The Company has not received notice of, and is not aware of, any claims of a material nature arising under any federal or state environmental laws.

EMPLOYEES

At October 28, 1995, Rymer Foods and its subsidiaries had approximately 349 employees, of whom approximately 268 were covered by union contracts. In January 1995, the Company and its union reached agreement on a new four year labor contract effective retroactively to December 1, 1994.

Fourteen of the non-union employees are employed by Rymer International Seafood, which the Company expects to sell during the first quarter of 1996.

The Company has not received notice of, and is not aware of, any claims of a material nature arising under any federal or state labor laws.

SEASONALITY

The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

ITEM 2.  PROPERTIES

At October 28, 1995, the principal physical properties of Rymer Foods and its subsidiaries consisted of the following:


                          Footage  Ownership  Expiration    Facility Use
                          -------  ---------  ----------    ------------

     Chicago, Illinois      2,600    Leased   April 1997    Offices
     Chicago, Illinois    130,500    Leased   July 1996     Offices/Production/
                                                             Warehouse
     Plant City, Florida   42,000    Owned    Not           Held for sale or
                                              Applicable     lease


The above facilities are considered suitable and adequate to meet the needs of the Company. The owned facility is used as collateral for the Company's bank credit agreements. The lease for the Chicago meat processing facility, which expires in July 1996, includes a provision for a two-year extension under certain conditions. The Company is also considering relocating its meat processing operation to another facility. See Note 7 to the Consolidated Financial Statements for a summary of the Company's rental expense for leased facilities and for production and office equipment.

ITEM 3.  LEGAL PROCEEDINGS

See Note 14 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock is listed on the New York Stock Exchange (the NYSE) (Symbol:
RYR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of the Common Stock as reported on the NYSE-Composite Tape. As of February 12, 1996, there were approximately 750 holders of record of Common Stock and 12 holders of record of the Senior Notes.

                                    High            Low
                                    ----            ---
          1995
            First Quarter          $4             $2-3/4
            Second Quarter          3-1/8          1-3/4
            Third Quarter           2-3/8          1-1/2
            Fourth Quarter          2-1/2          1-1/4

          1994
            First Quarter           3-1/4          2
            Second Quarter          2-3/8          1-3/4
            Third Quarter           3-3/8          1-3/4
            Fourth Quarter(1)       4-3/8          2-5/8

--------------------------------------------------------------------------------

(1) On October 28, 1994, a $376,000 note payable to a former Senior Note holder was converted into 232,507 shares of the Company's common stock.


Rymer Foods is required by the Indenture governing its Senior Notes (the Indenture) to use reasonable efforts to maintain its listing on the NYSE or obtain a listing on the National Association of Securities Dealers Automated Quotation System National Market System (the NASDAQ/NMS) and continue to maintain its status as a reporting company under the Securities Exchange Act of 1934, as amended. However, there can be no assurance that it will continue to be listed on the NYSE or meet the listing requirements of the NASDAQ/NMS.

DIVIDENDS

No dividends have been paid on the Common Stock since prior to 1983. The ability of Rymer Foods to pay dividends on the Common Stock is substantially limited by its bank credit agreements. The Indenture also prohibits the payment of dividends on the Common Stock at any time that any of the Senior Notes remain outstanding. Rymer Foods does not anticipate that it will be able to pay any dividend on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
(in thousands, except per share amounts)


                                                          Fiscal Years Ended
-----------------------------------------------------------------------------------------------------
                                         Oct. 28,    Oct. 29,    Oct. 30,    Oct. 31,    Oct. 26,
                                           1995        1994        1993        1992        1991
------------------------------------------------------------------------------------------------------
                                                    (Restated)  (Restated)  (Restated)  (Restated)

Results from continuing operations:
 Net sales                               $ 79,920    $106,252    $ 99,644    $ 92,665    $ 86,167
 Income (loss) from continuing
  operations before extraordinary
  item                                    (29,620)      1,883     (23,867)     (4,729)     (6,534)
 Income (loss) from discontinued
  operations                                  290         121         777      (5,094)      2,149
 Gain (loss) on dispositions of
  discontinued operations                  (1,472)      4,474         261         400           9
 Net income (loss)                        (30,802)      6,478     (11,441)     (9,423)     (4,376)
 Working capital (deficit)                (11,996)     16,013      14,108     (41,898)     15,799
 Total assets                              24,602      51,506      65,627      81,820      89,339
 Long-term liabilities                        842      19,994      45,968       2,462      55,548
 Stockholders' equity (deficit)            (8,330)     22,464      15,590      18,109      26,630
                                   -------------------------------------------------------------------
Primary per share common
 stock data:
 Income (loss) from continuing
  operations                            $   (2.72)  $     .18   $   (3.50)  $   (2.20)  $   (2.82)
 Net income (loss)                      $   (2.83)  $     .61   $   (1.68)  $   (3.80)  $   (2.09)
 Cash dividends                              -           -           -           -           -
                                   -------------------------------------------------------------------


See Notes 3 and 4 to the Consolidated Financial Statements for information regarding the Restructuring and discontinued operations.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


GENERAL

The Company's consolidated results from continuing operations are generated by its Meat processing operation.

Rymer International Seafood, which comprised the Seafood Importing and Distributing segment is now classified as a discontinued operation for accounting purposes. Results for 1994 and 1993 have been restated to reclassify the results of Rymer Seafood to discontinued operations.

FISCAL 1995 COMPARED WITH FISCAL 1994

Consolidated sales for 1995 of $79.9 million decreased from 1994 by $26.3 million or 25%. Sales volume accounted for approximately 90% of the sales decrease with lower prices and changes in the sales mix accounting for the remaining decrease.

Sales decreased primarily due to termination of sales to a major customer during the second quarter of 1995. The Company also experienced a significant decline of approximately 22% in unit sales to national restaurant chains. This decrease was primarily due to reduced sales volume due to increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market. The sales decrease to national restaurant chains was partially offset by an increase of 29% in unit sales to distributors. The Company experienced a decline of 3.2% in the average selling price primarily due to a lower priced mix of products sold in 1995 as compared to 1994.

As compared to 1994, consolidated cost of sales decreased by $15.9 million or 17.3% while total gross profit decreased by $10.4 million or 73%. As a percentage of sales, the consolidated gross margin decreased to 4.8% as compared to 13.5% in 1994.

Gross profit decreased compared to 1994 primarily due to decreased unit sales along with mix changes in sales to national restaurant chain accounts and higher raw material costs. In addition, the Company experienced inefficiencies in production related to changes in personnel. These inefficiencies were addressed in connection with the reorganization of operations and personnel implemented by the Company in October 1995.

Selling, general and administrative expenses decreased by $575,000 or 6%. Administrative expenses remained approximately equal to 1994 as decreases in salaries and related expenses were offset by increased bad debt and legal expenses. Selling expenses decreased primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores which were partially offset by increased salary expenses.

At the end of the first quarter of 1995, certain issues between the Company and CFM resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute. All terms of the settlement are confidential. The Company does not expect to have a supply relationship with CFM in the future. CFM had been one of Rymer's major customers, and during its 1994 fiscal year CFM accounted for approximately 12.2% of Rymer's sales. During 1995, CFM accounted for approximately 3.5% of the Company's sales.

RESTRUCTURING CHARGE

On October 5, 1995, the Company announced that it had retained the financial advisory and turnaround firm of Kirkland Messina, Inc. (KM) to assist the Company in developing a comprehensive financial and operating plan designed to return the Company to profitability. KM was engaged for a three month period for a monthly fee plus expenses. In addition, as part of KM's compensation, the Company issued KM 500,000 warrants to purchase common stock of the Company at an exercise price in cash of $1.675 per share.

The Company announced on October 10, 1995 that it had begun implementation of a comprehensive reorganization plan of its operations and personnel in order to return to profitability. As part of the reorganization, the Company announced an approximate 20 percent reduction of its work force.

During the fourth quarter of 1995, the Company recorded a restructuring charge of $761,000 for severance payments and fees and expenses of the financial advisory firm of KM.

INTEREST EXPENSE

Interest expense increased by $443,000 or 13.3% as compared to 1994. In connection with the reclassification of the operating results of the Company's chicken processing operations to discontinued operations in the first quarter of 1994, a portion of interest expense related to the Company's unsecured debt was allocated to discontinued operations. Interest expense on unsecured debt allocated to the loss from discontinued operations amounted to $185,000 in the first quarter of 1994. After giving effect to this allocation, interest expense increased by $258,000 compared to 1994.

This increase was primarily attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. Accordingly, the Company recorded an additional interest charge of approximately $470,000 in the fourth quarter of 1995 related to this interest payment. This increase in Senior Note interest was partially offset by a reduction in Senior Note interest of approximately $289,000 related to reductions in the outstanding principal amount of the Company's 11% Senior Notes. The Company redeemed $1,050,000 of these notes in June 1994 and $2,250,000 in December 1994. After considering the increase in Senior Note interest of approximately $181,000, interest expense increased by approximately $77,000 compared to 1994 due primarily to higher borrowings under bank lines of credit and increases in the prime lending rate charged by banks as compared to 1994.

The Company may also seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. There can be no assurances that such a restructuring will occur.

OTHER INCOME

The Company earned other income of $474,000 in 1995 which was comprised primarily of consulting fees.

RESTRUCTURING EXPENSE RESULTING FROM GOODWILL WRITEDOWN

During the fourth quarter of 1995, the Company recorded a goodwill writedown of $20,377,000 (See Note 1).

This writedown eliminates all remaining goodwill of the Company. The asset of goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of the Company indicate that the recoverability of the asset is not reasonably assured.

DISCONTINUED OPERATIONS

On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets would be approximately $12.7 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $8.3 million in bank debt and $1.4 million of trade payables. The Company recorded a loss of $1.5 million during the fourth quarter of 1995 to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value of $2,531,000. (See Note 4 to the Consolidated Financial Statements.) The net assets of Rymer Seafood have been classified as Assets Held For Sale on the consolidated balance sheets. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to seek these approvals and, if received, to complete the

Sale of Rymer Seafood during the second quarter of 1996.

The Company recorded income related to its discontinued seafood operation during 1995 of $290,000 compared to income of $587,000 in 1994.

While Seafood sales increased by $14.4 million or 25% as compared to 1994, the decrease in income reflects increased raw material costs and increased operating expenses.

The Company continues to carry its idle Plant City, Florida property at its estimated net realizable value of $1.6 million. In January 1996, the Company entered into a preliminary agreement to lease the Plant City facility for a period of ten years. The lease of this property is not expected to be finalized until June 1996.

INCOME TAXES

In 1995, no provision for income taxes was recorded due to the Company's loss.

Effective with the first quarter of 1994, the Company adopted the provisions of SFAS 109. (See Notes 1 and 8 to the Consolidated Financial Statements.)

The Company recognizes the deferred tax benefit related to its deferred tax asset within its income tax provision as income is earned and the benefits are realized.

FISCAL 1994 COMPARED WITH FISCAL 1993

Sales for 1994 of $106.2 million increased from 1993 by $6.6 million or 6.6%.

The Meat operation comprised the entire sales increase. Sales volume for the Meat operation increased from 1993 by approximately 6.8% while average selling prices increased by approximately 6.2%. A significant increase in sales to certain foodservice customers and increased sales of retail products were partially offset by a decline in steakhouse sales. Home delivery sales increased by 3% compared to a year ago while other retail sales approximately doubled as compared to 1993.

As compared to 1993, cost of sales increased by $4.8 million or 5.5% while total gross profit increased by $1.8 million or 14.5%. As a percentage of sales, the gross margin increased to 13.5% as compared to 12.5% in 1993.

Gross profit increased primarily due to higher selling prices along with lower raw material costs. The Company's improved liquidity position in 1994 as compared to 1993 enabled management to purchase raw materials at favorable prices primarily due to the improved timing of inventory purchases.

Selling, general and administrative expenses decreased by $0.7 million or 7% compared to 1993. Administrative expenses decreased by $1.4 million primarily resulting from lower bad debt expense and lower legal and other professional consulting fees. Selling expenses increased by $0.7 million primarily due to higher brokerage expense and increased travel expenses related to increased sales revenues.

The Company incurred charges during 1993 of $2.0 million relating to the 1993 financial restructuring. Restructuring charges consisted primarily of professional fees of the Company's investment advisors, legal counsel and accountants.

RESTRUCTURING EXPENSE RESULTING FROM GOODWILL WRITEDOWN

In connection with the 1993 Restructuring, goodwill was adjusted to its estimated fair value at April 7, 1993 of approximately $29.1 million. This resulted in a writedown of $20.8 million of goodwill. (See Note 3 to the Consolidated Financial Statements.)

INTEREST EXPENSE

Interest expense related to continuing operations increased by $128,000 or 4% in 1994 as compared to 1993. The increase in interest expense was primarily attributable to a greater allocation of interest to the Company's discontinued Chicken operations in 1993.

In connection with the reclassification of the operating results of the Company's chicken processing operations to discontinued operations, a portion of interest expense related to the Company's unsecured debt was allocated to discontinued operations. Interest expense on unsecured debt allocated to discontinued operations amounted to approximately $185,000 in 1994 versus $1,218,000 in 1993.

After giving effect to the allocation described above, interest expense decreased by $905,000 compared to 1993 reflecting primarily the effect of lower borrowings under the Company's bank lines of credit offset partially by the effect of increases in the prime lending rate charged by banks in 1994.

Borrowings decreased significantly due to the use of proceeds from the Sale of Rymer Chicken during the first quarter of 1994 to reduce borrowings under lines of credit.

OTHER INCOME

The Company earned other income of $618,000 in 1994 which was comprised primarily of consulting fees.

DISCONTINUED OPERATIONS

The Company sold its Van Buren, Arkansas chicken processing operations (Rymer Chicken) during the first quarter of 1994 at a gain of $4 million before income taxes. During the first quarter of 1994, the Company also sold stock (which it had received in connection with the sale of its Murry's, Inc. subsidiary in
1989) at a gain of $0.7 million before income taxes. The Company recorded a provision for income taxes related to these dispositions of $0.2 million which resulted in a net gain on dispositions of discontinued operations in 1994 of $4.5 million after income taxes. (See Note 4 to the Consolidated Financial Statements.)

The Company incurred losses related to its discontinued chicken processing operations during 1994 of $0.5 million compared to income of $0.7 million in 1993. The 1994 loss reflects operating results through the sale date of December 10, 1993 while the 1993 results are for the entire fiscal year. The decrease in income reflects a decrease in sales of $76 million or 89% compared to 1993 as well as increased raw material costs and increased operating expenses in preparation for the sale of the operation.

During 1992, the Company decided to place its idle Plant City, Florida chicken facility and equipment for sale.

During the fourth quarter of 1993, the Company recognized a loss of $344,000 to reduce the carrying value of the Plant City property to its estimated net realizable value of $1.6 million. This loss was partially offset by income of $272,000 from the elimination of reserves established during 1992 for Plant City expenses. The net loss related to the Plant City facility of $72,000 is included within the gain on dispositions of discontinued operations on the Consolidated Statement of Operations for 1993.

OTHER DISCONTINUED OPERATIONS

The Company eliminated reserves relating to other discontinued operations totalling $333,000 in 1993 with $250,000 of this amount reflecting a reduction in the reserve for Murry's, a business sold in 1989.

INCOME TAXES

The 1994 provision for income taxes amounted to $0.3 million which related primarily to the gain arising from the Sale of Rymer Chicken in the first quarter. In 1993, no provision for income taxes was recorded due to the loss from operations.

EXTRAORDINARY ITEM - RESTRUCTURING OF DEBENTURES

In connection with the Restructuring recorded during the second and fourth quarters of 1993, the Company recorded the exchange of Debentures (net of unamortized debt discount) of $36,962,000 for approximately $20,000,000 principal amount of Senior Notes and 4,661,150 shares of common stock valued at $1.64 per share. This transaction resulted in an extraordinary gain on Restructuring of $11,388,000. After issuance of these additional shares, the former Debentureholders received approximately 45% of the common stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer to fourteen days including the use of letters of credit for purchases of imported seafood.

The Company's cash management techniques involve the use of zero balance disbursement accounts. Check clearings are covered by advances from the Company's credit lines. Thus, in the absence of excess funds classified as cash equivalents, the Company's cash balances are credit balance accounts representing outstanding checks. The Company classified such credit balances as accounts payable in the Consolidated Financial Statements as of October 28, 1995.

On April 7, 1995, the Company replaced its credit facility of $20 million provided by BA Business Credit, Inc. (BABC) and $12.5 million provided by LaSalle with a $25 million credit facility provided by LaSalle. The credit line facility, with an initial term of two years, has lower interest rates and reduced lending restrictions as compared to the former facilities. The LaSalle credit facility has an annual interest rate of 1/2% over Prime as compared to an annual rate of 2% over Prime on the former BABC facility and 1% over Prime on the former LaSalle facility.

As of both October 28, 1995 and July 29, 1995, the Company was in violation of certain financial covenants under its Loan and Security Agreement with LaSalle. LaSalle agreed to waive these covenant violations for the third quarter of 1995. The Company was charged a financing fee in connection with execution of this waiver.

On January 5, 1996, LaSalle and the Company entered into a Forbearance Agreement and Amendment. Under this agreement, which was subsequently amended, LaSalle agreed to temporarily forbear from exercising its remedies under the Loan and Security Agreement. In addition, the Loan Agreement was amended to, among other things, reduce advance rates for inventories and, for purposes of computing interest, loan payments are applied by the bank on the second business day after available funds are received.

On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed under the condition that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default existed at the time of the execution of these agreements. Accordingly, the Company believes that these agreements are not valid and that at October 28, 1995 the Company is in violation of its loan agrement with LaSalle and, by virtue of cross-default provisions, with the provisions of the Senior Note Indenture.

LaSalle agreed to amend the Loan and Security Agreement in order to revise the next test date for the financial covenants to be as of February 24, 1996.
The Company expects to be in violation of these financial covenants as of this date unless such covenants are modified. The Company is seeking to renegotiate such covenants, but there is no assurance that it will be successful in this regard. LaSalle has the right, upon the occurrence of an event of default, to terminate the credit facility and declare all loans due and payable on demand. The Company's bank indebtedness and indebtedness under the Senior Notes have been classified as current liabilities at October 28, 1995.

In January of 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and the former executives (See Note 11 to the Consolidated Financial Statements). The Company has deferred payment of this debt in order to preserve cash for use in operation of its business. The Company intends to continue to accrue interest on the debt at 9.5% and plans to pay the debt plus accrued interest in the future. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior
Note Indenture.

While LaSalle has not waived this default, the Company believes that it is LaSalle's intention not to take any action as a result of the default. However, there can be no assurance that LaSalle will continue to forbear from taking action as a result of these defaults.

The Company is currently engaged in negotiations with certain of its Senior Note holders to amend the Indenture in order to eliminate the events of default under the Indenture. In the near future, the Company expects to enter into Supplement No. 1 to the Indenture (Supplemental Indenture) with Continental Stock Transfer and Trust Company as Trustee for the Senior Notes. The Supplemental Indenture, which requires the approval of a majority of the Senior Note holders, is expected to amend the Indenture to exclude the non-payment of the Affiliate Debt, and the resulting cross-default under any other debt that arises by reason of non-payment of the Affiliate Debt, from the definition of events of default. While the Company believes that it will obtain the approvals required for the Supplemental Indenture, there can be no assurance in that regard.

At October 28, 1995, the Company had a bank loan of $8.1 million outstanding under its line of credit with LaSalle for Rymer Meat. In addition, $8.2 million was outstanding under the LaSalle line of credit for Rymer International Seafood. According to the proposed agreement to sell Rymer Seafood, the loan balance for Rymer Seafood is to be assumed by the buyers of Rymer Seafood. Accordingly, the loan and other liabilities to be assumed by the buyer have been netted against the assets to be sold and are shown as Assets Held For Sale, net in the Consolidated Balance Sheets. (See Note 4 to the Consolidated Financial Statements.)

At October 29, 1994, there was no loan outstanding under the Company's primary credit line with BABC and the Company had a balance of cash and cash equivalents of $1.8 million. The Company had a bank loan outstanding at October 29, 1994 of $5.8 million under its line of credit for Rymer International Seafood. The Company's excess funds were not used to reduce this loan due to restrictions under the Company's bank agreements.

On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due of $1,632,000. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. Accordingly, the Company recorded an additional interest charge of approximately $470,000 in the fourth quarter of 1995 related to this interest payment. There is doubt whether the Company will have funds available to pay its June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company intends to accrue interest expense on the Senior Notes at a rate of 18% for fiscal 1996.

The Company had a net working capital deficit at October 28, 1995 of $12 million which is a decrease of $28 million as compared to working capital of $16.0 million at October 29, 1994. The decrease was primarily due to an increase in current liabilities of $23 million. Decreases in cash and accounts receivable of $1.8 million and $2.4 million, respectively, at October 29, 1994 were offset by a decrease in current assets held for sale of $3.0 million due to a decrease in the net assets of Rymer International Seafood in 1995 versus 1994. These decreases were offset by an increase in inventories of $2.2 million. Inventories increased partially due to the loss of certain large customers during the year. The Company plans to reduce inventories during 1996 and to use the proceeds to reduce debt.

Accounts Receivable decreased by $2.4 million primarily due to decreased sales and due to a decrease in the amount receivable from one of the Company's largest customers, Country Fed Meat Company, Inc. (CFM).

Current liabilities increased primarily due to an increase in current maturities of long-term debt of $24.7 million. The classification of the Company's Senior Notes of $18.1 million as current contributed $15.9 million of the increase. Senior Notes of $2.2 million were classified as current at October 29, 1994.

Under its Senior Note Indenture, the Company made a mandatory redemption of its Senior Notes of $2,250,000 on December 29, 1994 using funds available under bank lines of credit. The remaining increase was due primarily to an increase in bank loans of $8.1 million. The Company's bank debt was classified as current at October 29, 1994 due to the maturity of credit agreements with BABC and LaSalle on April 7, 1995.

Upon favorable conclusion of negotiations with LaSalle, of which there is no assurance, availability under this facility is expected by management to provide sufficient resources to meet its working capital needs through the next year. The anticipated future cash flows of the Company may not be sufficient to retire the Senior Notes upon maturity on December 15, 2000. Accordingly, the Company may seek to restructure the terms of its 11% Senior Notes. There can be no assurances that such a restructuring will occur. Furthermore, if a Senior Note restructuring should occur, it would likely affect the equity capitalization of the Company.

The Company's use of the proceeds from the Sale of Rymer Chicken reduced debt and increased the Company's availability under bank lines of credit.

The Company's continuing Rymer Meat subsidiary had total lines of credit available under notes payable of $11.7 million at October 28, 1995 and $10.8 million at October 29, 1994, of which $3.6 million and $10.5 million, respectively, was unused.

The Company's discontinued Rymer International Seafood subsidiary had total lines of credit available under notes payable of $10.8 million at October 28, 1995 and $9.3 million at October 29, 1994, of which $1.1 million and $2.0 million, respectively, was unused.

Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer International Seafood had letters of credit outstanding totalling approximately $1.5 million at both October 28, 1995 and October 29, 1994. Rymer Meat had a letter of credit of $0.3 million outstanding at October 29, 1994.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $4.1 million at October 28, 1995. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $2.9 million as of October 28, 1995.

In the first quarter of 1994, the immediate families of certain former members of senior management purchased certain raw material. This inventory was sold to the Company as it was needed by the Company to fulfill sales commitments. In the first quarter of 1994, the Company purchased all remaining inventory held by these persons of approximately $1 million using proceeds from the Sale of Rymer Chicken.

At October 28, 1995, the Company had an operating loss carryforward for tax reporting purposes of approximately $31.2 million. See Note 8 to the Consolidated Financial Statements for expiration dates of the carryforwards.
The utilization of operating loss carryforwards will enhance future cash flow by reducing cash outlays which would otherwise be required for income tax payments.

The Company anticipates a total of approximately $500,000 for capital expenditures in 1996. The expenditures are primarily for planned improvements at the Meat operation. There are no specific commitments outstanding related to these planned expenditures.

SEASONALITY

The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

IMPACT OF INFLATION

Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.

FOURTH QUARTER ADJUSTMENTS

1995
During the fourth quarter of 1995, the Company recorded a goodwill writedown of $20.4 million. (See Note 1). This writedown eliminates all remaining goodwill of the Company.

During the fourth quarter of 1995, the Company recorded a Restructuring charge of $761,000 related to the restructuring plan commenced in October of 1995 to reduce operating costs, improve efficiencies, and return the Company to profitability (See Note 3). Of this amount, approximately $200,000 represents fees and expenses of financial and turnaround consultants while the remaining amount represents primarily severance payments.

During the fourth quarter of 1995, the Company recognized a loss of $1,472,000 (See Note 4) to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value of $2,531,000.

During the fourth quarter of 1995, the Company recorded an additional interest charge of approximately $470,000. This charge was attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash.

1994
None

1993
During the fourth quarter of 1993, the Company recorded a charge of $661,000 related to the restructuring of the Debentures which reduced the extraordinary gain on Restructuring previously reported for a revised gain of $11,388,000. The charge related to the issuance of an additional 402,960 shares to the holders of the Debentures in order to eliminate the dilutive effect of the issuance of common shares in payment of certain Restructuring expenses.

During the fourth quarter of 1993, the Company recorded an additional Restructuring charge of approximately $600,000 consisting primarily of professional fees of the Company's legal counsel, accountants, and various other professional fees.

The Company eliminated reserves related to discontinued operations totalling $333,000 in the fourth quarter of 1993 with $250,000 of this amount reflecting a reduction in the reserve for Murry's, a business sold in 1989. In addition, an additional loss of $72,000 was recorded related to the disposition of the Plant City facility.

NEW ACCOUNTING PRONOUNCEMENTS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in fiscal 1997. Management believes that the adoption of these provisions will not have a material impact on the financial conditions or results of the operations of the Company.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS #123) in fiscal 1997. The Company is currently reviewing its implementation options under SFAS #123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary
 Financial Data

                                                                           Pages
                                                                           -----

Report of Independent Accountants                                            18

FINANCIAL STATEMENTS:

  Consolidated Statements of Operations for the years ended
  October 28, 1995, October 29, 1994 and October 30, 1993                    19

  Consolidated Balance Sheets as of October 28, 1995 and
  October 29, 1994                                                           20

  Consolidated Statements of Cash Flows for the years ended
  October 28, 1995, October 29, 1994 and October 30, 1993                    21

  Consolidated Statements of Stockholders' Equity for the years
  ended October 28, 1995, October 29, 1994 and October 30, 1993              22

  Notes to Consolidated Financial Statements                               23-35

SUPPLEMENTARY FINANCIAL DATA:

  Schedule II - Valuation and Qualifying Accounts and Reserves               38

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
RYMER FOODS INC.

We have audited the consolidated financial statements and the financial statement schedule of Rymer Foods Inc. and subsidiaries listed in the index on page 17 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rymer Foods Inc. and subsidiaries as of October 28, 1995 and October 29, 1994 and the consolidated results of their operations and their cash flows for the three years in the period ended October 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Rymer Foods Inc. will continue as a going concern. As more fully described in Notes 2 and 6 to the Consolidated Financial Statements, the Company has reported recurring losses from continuing operations, has experienced a significant decrease in net sales in 1995, and at October 28, 1995 has a stockholders' deficit of $8.3 million. Additionally, in 1995 the Company violated certain debt covenants under various loan agreements. Without future amendments, the Company expects to be in violation of its loan agreements in 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the consolidated financial statements, during 1994 Rymer Foods Inc. adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".






Chicago, Illinois                            COOPERS & LYBRAND L.L.P.
February 12, 1996


CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended October 28, 1995, October 29, 1994 and October 30, 1993
(in thousands except per share amounts)
-----------------------------------------------------------------------------------------------
                                                          1995           1994           1993
                                                                      (Restated)     (Restated)
-----------------------------------------------------------------------------------------------
Net sales                                               $ 79,920       $106,252       $ 99,644
Cost of sales                                             76,048         91,952         87,156
                                                       ---------       --------       --------
     Gross profit                                          3,872         14,300         12,488
Selling, general and administrative expenses               9,042          9,617         10,338
Restructuring charge                                         761           -             2,020
Goodwill writedown                                        20,377           -            20,828
                                                       ---------       --------       --------
     Operating income (loss)                             (26,308)         4,683        (20,698)
Interest expense                                           3,786          3,343          3,215
Other income                                                (474)          (618)           (46)
                                                       ---------       --------       --------
Income (loss) from continuing operations
 before income taxes                                     (29,620)         1,958        (23,867)
Provision for income taxes                                    -              75            -
                                                       ---------       --------       --------
Income (loss) from continuing operations before
 extraordinary item                                      (29,620)         1,883        (23,867)
Income from discontinued operations, net                     290            121            777
Gain (loss) on dispositions of discontinued
 operations, net                                          (1,472)         4,474            261
                                                       ---------       --------       --------
     Income (loss) before extraordinary item             (30,802)         6,478        (22,829)
Extraordinary item resulting from restructuring
 of subordinated debentures                                   -              -          11,388
                                                       ---------       --------       --------
Net income (loss)                                     $  (30,802)     $   6,478      $ (11,441)
                                                       ---------       --------       --------
                                                       ---------       --------       --------
Per common share:
 Primary:
   Income (loss) from continuing operations           $   (2.72)      $     .18      $   (3.50)
   Income (loss) before extraordinary item            $   (2.83)      $     .61      $   (3.35)
   Net income (loss)                                  $   (2.83)      $     .61      $   (1.68)
 Fully diluted:
   Income (loss) from continuing operations           $   (2.72)      $     .17      $   (3.50)
   Income (loss) before extraordinary item            $   (2.83)      $     .60      $   (3.35)
   Net income (loss)                                  $   (2.83)      $     .60      $   (1.68)
Weighted average shares of common stock outstanding:
 Primary                                             10,888,000      10,662,000      6,821,000
 Fully diluted                                       10,888,000      10,782,000      6,875,000

-----------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
October 28, 1995 and October 29, 1994

-------------------------------------------------------------------------------------------------------
ASSETS                                                                    1995               1994
                                                                                          (Restated)
-------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Current assets:
  Cash and cash equivalents                                            $     -             $  1,841
  Receivables, net of allowance for doubtful accounts of
   $353,000 in 1995 and $581,000 in 1994                                  4,678               7,105
  Inventories                                                            12,119               9,889
  Assets held for sale, net                                               2,531               5,515
  Other                                                                     766                 711
                                                                        -------             -------
     Total current assets                                                20,094              25,061
                                                                        -------             -------
Property, plant and equipment:
  Buildings and improvements                                              1,441               1,195
  Machinery and equipment                                                 6,555               6,000
                                                                        -------             -------
                                                                          7,996               7,195
Less accumulated depreciation and amortization                            6,008               5,259
                                                                        -------             -------
                                                                          1,988               1,936
                                                                        -------             -------
Goodwill, net of accumulated amortization and writedown
 of $56,930,000 in 1995 and $35,386,000 in 1994                              -               21,544
Assets held for sale or lease                                             1,600               1,600
Other                                                                       920               1,365
                                                                        -------             -------

                                                                       $ 24,602            $ 51,506
                                                                        -------             -------
                                                                        -------             -------
-------------------------------------------------------------------------------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt, including amounts
        to related parties                                             $ 26,933            $  2,276
  Accounts payable                                                          829               1,992
  Accrued liabilities                                                     4,328               4,780
                                                                        -------             -------
     Total current liabilities                                           32,090               9,048
Long term debt, including amounts to related parties                         70              18,843
Deferred employee benefits                                                  772                 810
Other noncurrent liabilities                                                 -                  341
                                                                        -------             -------
                                                                         32,932              29,042
                                                                        -------             -------

Commitments and contingencies (Note 13)
Stockholders' equity (deficit)
  Preferred stock, none outstanding                                          -                  -
  Common stock, $1 par, 20,000,000 shares authorized;
   10,753,934 and 10,741,451 shares outstanding in 1995 and
   1994 after deducting treasury shares of 225,183 in 1995
   and 237,666 in 1994                                                   10,754              10,741
  Additional paid-in capital                                             44,363              44,344
  Retained deficit                                                      (63,041)            (32,239)
  Notes receivable from sale of common shares to related parties           (406)               (382)
                                                                        -------             -------
     Total stockholders' equity (deficit)                                (8,330)             22,464
                                                                        -------             -------
                                                                       $ 24,602            $ 51,506
                                                                        -------             -------
                                                                        -------             -------
-------------------------------------------------------------------------------------------------------

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended October 28, 1995, October 29, 1994 and October 30, 1993

---------------------------------------------------------------------------------------------------------------------
                                                                              1995           1994           1993
                                                                                          (Restated)     (Restated)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations before extraordinary item          $(29,620)      $  1,883       $(23,867)
Non-cash adjustments to income (loss):
  Depreciation                                                                   764            612            643
  Amortization of other assets                                                 1,576          1,822          1,753
  Writedown of goodwill                                                       20,377            -           20,828
  Restructuring charge                                                           761           -             2,020
  (Gain) loss on disposal of properties                                           (3)            20           -
  Deferred compensation expense (income)                                         (24)            (8)           212
  Provision for bad debts                                                        675            363            359
  Amortization of debt discount                                                 -               -              226
  Payment in kind interest on Senior Notes                                     1,206            -            1,456
  Stock issued in payment of restructuring expenses                             -               -              891
  Interest expense                                                              -               -               33
  Net (increase) decrease to accounts receivable                               1,752         (1,808)          (900)
  Net (increase) to inventories                                               (2,230)        (1,095)        (2,082)
  Net (increase) decrease to other current and other long-term assets            (20)             7           (428)
  Net increase (decrease) to accounts payable and accrued expenses            (3,421)           413         (1,097)
Net cash flows from operating activities of continuing operations             (8,207)         2,209             47
Net cash flows from operating activities of discontinued operations           (1,082)        (3,098)         2,277
     Net cash flows from operating activities                                 (9,289)          (889)         2,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the Sale of Rymer Chicken assets                                  -            24,323           -
Proceeds from the sale of Mendelson stock                                       -               750           -
Capital expenditures                                                            (815)          (478)          (507)
Other                                                                            (21)           (14)           (27)
Net cash flows from investing activities of discontinued operations              (33)          (654)          (989)
                                                                           ---------       --------      ---------
     Net cash flows from investing activities                                   (869)        23,927         (1,523)
                                                                           ---------       --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit facilities                    8,127        (15,876)        (2,406)
Principal payments on debt                                                    (2,292)        (6,679)        (1,709)
Proceeds from borrowings                                                          48             45          6,696
Proceeds from employee stock purchases                                            32             17              7
Recording of debt issuance costs                                                -              -            (2,059)
                                                                           ---------       --------      ---------
Net cash flows from financing activities
 of continuing operations                                                      5,915        (22,493)           529
Net cash flows from financing activities of
 discontinued operations                                                       2,402          1,296         (1,330)
                                                                           ---------       --------      ---------
     Net cash flows from financing activities                                  8,317        (21,197)          (801)
                                                                           ---------       --------      ---------
Net change in cash                                                            (1,841)         1,841           -
Cash and cash equivalents balance at beginning of year                         1,841           -              -
                                                                           ---------       --------      ---------
Cash and cash equivalents balance at end of year                          $     -         $   1,841     $     -
                                                                           ---------       --------      ---------
                                                                           ---------       --------      ---------
---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended October 28, 1995, October 29, 1994 and October 30, 1993

------------------------------------------------------------------------------------------------------------------------------------
                                       $1.175 Pre-                Additional            Notes Receivable from Sale of    Total
                                       ferred Stock      Comm       Paid-In    Retained   Common Stock and Deferred   Stockholders'
                                          Class A        Stock      Capital     Deficit     Unearned Compensation    Equity(Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

Balance at October 31, 1992              $ 14,947      $  2,962     $ 28,206   $(27,276)         $   (730)              $ 18,109
  Net loss                                                                      (11,441)                                 (11,441)
  Exchange of preferred stock             (14,947)        2,242       12,705                                                -
  Exchange of Subordinated
   Debentures                                             4,661        2,983                                               7,644
  Shares issued in payment of
   restructuring expenses                                   612          279                                                 891
  Shares issued in payment
   of bank interest                                          20           13                                                  33
  Shares issued under employee
   stock purchase plan                                        5            2                                                   7
  Amortization of notes receivable
   from sale of common shares and
   deferred unearned compensation
   agreement                                                                                          242                    242
  Interest charged on notes
   receivable                                                                                         (22)                   (22)
  Stock price reduction under amended
   stock purchase agreements                                                                          127                    127
                                        ---------     ---------      -------   ---------         --------               ---------
Balance at October 30, 1993                  -           10,502       44,188    (38,717)             (383)                15,590
  Net income                                                                      6,478                                    6,478
  Shares issued from conversion
   of note payable                                          233          146                                                 379
  Shares issued under employee
   stock purchase plan                                        6           10                                                  16
  Amortization of deferred
   unearned compensation
   agreement                                                                                           23                     23
  Interest charged on notes
   receivable                                                                                         (22)                   (22)
                                        ---------     ---------      -------   ---------         --------               ---------
Balance at October 29, 1994                  -           10,741       44,344    (32,239)             (382)                22,464
  Net loss                                                                      (30,802)                                 (30,802)
  Shares issued under employee
   stock purchase plan                                       13           19                                                  32
  Interest charged on notes
   receivable                                                                                         (24)                   (24)
                                        ---------     ---------      -------   ---------         --------               ---------
Balance at October 28, 1995            $   -         $   10,754     $ 44,363  $ (63,041)        $    (406)             $  (8,330)
                                        ---------     ---------      -------   ---------         --------               ---------
                                        ---------     ---------      -------   ---------         --------               ---------

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The fiscal year of the Company ends the last Saturday in October. For all years, the fiscal year was 52 weeks.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all significant intercompany accounts and transactions.

CASH EQUIVALENTS

The Company considers short-term investments with original maturities of ninety days or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of assets are reflected in income.

GOODWILL

In October of 1995, the Company recorded a goodwill writedown of $20.4 million. This writedown eliminates all remaining goodwill of the Company. The asset of goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of the Company indicate that the recoverability of the asset is not reasonably assured.

Prior to October, goodwill was amortized using the straight-line method over twenty years. In connection with the financial restructuring completed in 1993, goodwill was adjusted to its estimated fair value at that time of approximately $29.1 million which resulted in a writedown of $20.8 million of goodwill.

The Company is required to analyze the value of its recorded intangible assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. The Company's management considers the Company's financial condition and expected future operating income in determining if goodwill is impaired at each balance sheet date. Upon determination that goodwill was impaired at October 28, 1995, the amount of the impairment was calculated by determining that portion of the goodwill which would not be expected to be recovered against operating income during the remaining amortization period.

PROFIT SHARING AND SAVINGS PLANS

The Company sponsors a 401(k) savings plan. The Company matches employee contributions up to 5% of an employees' annual salary. Accrued benefits are funded on a current basis (See Note 12).

REVENUE RECOGNITION

The Company recognizes sales revenues at the time of shipment.


INCOME TAXES

Effective with the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Adoption of this standard did not materially impact the Company's operating results. The Company recognizes the deferred tax benefit related to its deferred tax asset within its income tax provision as income is earned and the benefits are realized (See Note 8).

RECLASSIFICATION

Certain reclassifications have been made to the 1993 and 1994 Consolidated Financial Statements to conform to the 1995 presentation.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

In 1995, the Company reported a decrease in net sales from continuing operations as compared to 1994 of 25% principally due to the loss of a major customer.
Also in 1995, the Company reported a net loss from continuing operations of $29.6 million, the fourth loss from continuing operations before extraordinary item in the last five years. In early 1996, the Company was informed that its supply contracts with restaurants owned by General Mills would not be renewed. Sales to these restaurant chains comprised approximately 14% of net sales from continuing operations in 1995. At October 28, 1995, the Company had a stockholders' deficit of $8.3 million.

As explained more fully in Note 6, the Company was not in compliance at July 29, 1995 and October 28, 1995 with certain financial covenants contained in the loan agreement between the Company and LaSalle National Bank (LaSalle). It appears that in 1996 the Company will be in violation of certain covenants contained in the loan agreement, unless such covenants are modified or waived. The Company is seeking to renegotiate such covenants, but there is no assurance that it will be successful in this regard. In addition, events of default under the LaSalle Agreement and under the Senior Note Indenture exist at October 28,
1995 due to the non-payment of certain notes in January 1996 (See Note 6.)

These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The 1995 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company's future success is dependent in part upon reversing the sales decline experienced in 1995, on the continued reduction of operating costs and on the success of negotiations with its major lenders. The Company is pursuing new sales opportunities while continuing to streamline its production process and to reduce other costs.
In addition, negotiations with the Company's lenders are continuing. Significant expense and personnel reductions implemented during the fourth quarter of 1995, including an approximate 20% reduction of the Company's work force, are expected to reduce wage, salary and other expenses by approximately $4.0 million in 1996.

3.  RESTRUCTURING AND RESTRUCTURING CHARGES

1995 RESTRUCTURING


During the fourth quarter of 1995, the Company recorded a Restructuring charge of $761,000 related to the restructuring plan commenced in October of 1995 to reduce operating costs, improve efficiencies, and return the Company to profitability. Of this amount, approximately $200,000 represents fees and expenses of financial and turnaround consultants. The remaining amount represents primarily severance payments related to the reduction of sixteen non-union employees. Four of these employees were executive officers, six were selling and administrative positions, and six were related to operations. In addition, the Company eliminated approximately 80 union positions. No severance costs were incurred related to the union reductions. In total, the restructuring resulted in an approximate 20% reduction of the Company's work force.

1993 RESTRUCTURING

As of October 31, 1992, the Company had a substantial portion of its bank debt due currently, had not paid a $2.5 million interest payment on its 13% Senior Subordinated Sinking Fund Debentures (Debentures) due on October 15, 1992, and had received written notification from its primary lender that its credit line would not be extended or renewed beyond its maturity date of March 31, 1993.

The Company announced on February 3, 1993 that it had received the necessary approvals from its creditors and stockholders for confirmation of a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the Plan). The Plan, as confirmed by the United States Bankruptcy Court, became effective on April 7, 1993 and implemented the financial restructuring proposed in a Registration Statement filed by the Company with the Securities and Exchange Commission on December 17, 1992. Rymer Foods' operating subsidiaries were not parties to the Chapter 11 proceedings.

Immediately following consummation of the Plan, but prior to dilution by exercise of certain employee stock options issued in connection with the restructuring, (a) holders of Debentures received an aggregate of approximately 45% of the outstanding Common Stock and approximately $20 million principal amount of Senior Notes, (b) holders of Preferred Stock received an aggregate of approximately 21.5% of the outstanding Common Stock, and (c) existing holders of Common Stock retained an aggregate of approximately 28.4% of the outstanding Common Stock.

On April 7, 1993, in connection with the consummation of the Prepackaged Plan, the Company's former credit facility was replaced by a $23,700,000 credit facility with BA Business Credit, Inc. (BABC).

Liabilities compromised by the Plan were stated at the present values of amounts to be paid and forgiveness of debt was reported as an extraordinary item. In addition, the Company recorded an adjustment in connection with the Restructuring to adjust goodwill to its estimated fair value.

The Common Stock issued in exchange for the Debentures and Preferred Stock pursuant to the Plan was valued at $1.64 per share based on the terms of the Plan.

The following summarizes the adjustments related to the recording of the
Restructuring:

1. The Debentures (net of unamortized debt discount) of $36,962,000 were exchanged for approximately $20,000,000 in Senior Notes and 4,661,150 shares of common stock valued at $1.64 per share. This transaction resulted in an extraordinary gain on Restructuring of $11,388,000.


2. The Preferred Stock with a par value of $14,947,000 was exchanged for 2,242,050 shares of Common Stock. This transaction resulted in a total increase to Additional Paid-In Capital of approximately $12.7 million.

3. Goodwill was adjusted to its estimated fair value at April 7, 1993 of approximately $29.1 million. This resulted in a writedown of $20.8 million of goodwill.

1993 RESTRUCTURING CHARGE

The Company incurred restructuring charges during 1993 of $2,020,000. Restructuring charges consisted primarily of professional fees of the Company's financial advisors, legal counsel and accountants.

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The accompanying consolidated financial statements reflect the operations of the Company's Rymer Seafood and Rymer Chicken subsidiaries as discontinued operations for accounting purposes.

RYMER INTERNATIONAL SEAFOOD

On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets will be approximately $12.7 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $8.3 million in bank debt and $1.4 million of trade payables. During the fourth quarter of 1995, the Company recorded a loss of $1.5 million to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value of $2,531,000. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to proceed with solicitation of these approvals and expects to receive them in order to complete the Sale of Rymer Seafood during the second quarter of 1996.

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

Upon consummation of the Asset Purchase Agreement, the Company received proceeds of $24.3 million and recorded a gain of approximately $4.0 million in the first quarter of 1994. The calculation of such gain reflects all actual expenses and estimated future expenses associated with the Sale of Rymer Chicken assets and is net of the writeoff of approximately $5.4 million of goodwill related to Rymer Chicken.

RYMER CHICKEN - PLANT CITY

During 1992, the Company decided to place its idle Plant City chicken facility and equipment for sale.

During 1993, the Company recognized a loss of $344,000 to reduce the carrying value of the Plant City property to its estimated net realizable value of $1.6 million. This loss was partially offset by income of $272,000 from the elimination of reserves established during 1992 for Plant City losses. The net loss related to the Plant City facility of $72,000 is included within Gain on Dispositions of Discontinued Operations on the Consolidated Statement of Operations for 1993.

The facility has not yet been sold. In January 1996, the Company entered into an agreement to lease the Plant City facility for a period of ten years. The lease of the property is not expected to be finalized until June 1996. The present value of the cash flows under the lease agreement supports the carrying value of the property of $1.6 million. Rymer Chicken-Plant City assets are classified as assets held for sale or lease at both October 28, 1995 and October 29, 1994.

Reserves established in 1992 and 1993 are considered adequate to maintain the idle facility through the expected date of disposition. The Company incurred costs related to maintaining the idle facility of approximately $66,000 during 1995, $92,000 during 1994 and $715,000 during 1993 which were charged to the reserve established for such losses during fiscal 1992 and 1993.

                                             Oct. 28,       Oct. 29,
                                               1995           1994
                                             -------        -------
                                                (in thousands)

CURRENT ASSETS HELD FOR SALE

RYMER INTERNATIONAL SEAFOOD:
  Cash                                       $    -         $   651
  Receivables                                  6,537          4,742
  Inventories                                  6,866          7,062
  Other current assets                             8             13
                                              ------         ------
    Total current assets                      13,411         12,468
  Net property, plant and equipment               43             33
                                              ------         ------
    Total assets                              13,454         12,501
  Less: current liabilities                   (9,451)        (6,986)
                                              ------         ------
  Net current assets held for sale
   before loss on disposition                  4,003          5,515
  Less:  Loss on disposition of
   assets held for sale                       (1,472)            -
                                              ------         ------
  Net current assets held for sale           $ 2,531        $ 5,515
                                              ------         ------
                                              ------         ------

OTHER DISCONTINUED OPERATIONS

In July 1989, the Company received voting and non-voting shares of common stock in The Mendelson Holding Company, Ltd. (Mendelson Holding) representing approximately a 12.5% interest in Mendelson Holding as partial consideration for the sale of an indirect, wholly-owned subsidiary, Murry's, Inc. (Murry's). During the fourth quarter of 1993, a reserve established for possible future payments related to the sale of Murry's was reduced by $250,000, as these reserves were deemed to no longer be needed.

On November 17, 1993 (the Mendelson Closing Date), the Company sold its stock in Mendelson Holding to Murry's for $750,000 in cash. The Company used these proceeds to pay down debt and recorded a gain on the sale before income taxes of $670,000 during the first quarter of 1994. In connection with the sale, Murry's and Mendelson Holding and the Company released all claims against each other (stipulating to the dismissal of a pending lawsuit brought by Mendelson Holding against the Company in Delaware Chancery Court). In addition, Murry's engaged the Company as a consultant for three years for fees aggregating $800,000. The Company recognized consulting income during 1995 and 1994 of $300,000 and $250,000, respectively.

The following summarizes the results of the various discontinued operations reflected in the accompanying Consolidated Statements of Operations:


                                              Fiscal Years Ended
                                     -------------------------------------
                                     Oct. 28,       Oct. 29,      Oct. 30,
                                       1995           1994          1993
                                     --------       --------      --------
                                          (in thousands)
Sales:
Rymer Seafood                        $70,377        $56,004       $ 48,208
Rymer Chicken                           -             9,468         85,516
                                      ------         ------        -------
  Total sales                        $70,377        $65,472       $133,724
                                      ------         ------        -------
                                      ------         ------        -------
Income (loss) from
 discontinued operations:
Rymer Seafood                        $   290        $   587        $    57
Rymer Chicken                                          (492)           720
Credit equivalent to benefit
 for income tax                          -               26            -
                                      ------         ------        -------
                                     $   290        $   121        $   777
                                      ------         ------        -------
                                      ------         ------        -------
Gain (loss) on dispositions of
 discontinued operations:
Rymer Seafood                        $(1,472)
Rymer Chicken                           -           $ 4,017        $   (72)
Rymer Shrimp                            -               -               25
Murry's                                 -               670            250
Kroehler                                -               -               58
Provision for income taxes              -              (213)           -
                                      ------         ------        -------
                                     $(1,472)       $ 4,474        $   261
                                      ------         ------        -------
                                      ------         ------        -------

The above discontinued operations include the following allocation of interest expense on debt not attributable to specific operations of the Company. The allocation was based on the proportion of net assets sold to total net assets of the Company.

                                     Oct. 28,       Oct. 29,       Oct. 30,
                                       1995           1994           1993
                                     --------       --------       --------
                                                 (in thousands)
Interest allocated                   $   -          $   185         $ 1,218
                                     --------       --------       --------
                                     --------       --------       --------

In addition, the above discontinued operations also include an allocation of interest expense which specifically related to the operations of the discontinued segment.

5.  INVENTORIES

Inventories consist of the following (in thousands):

                                      Oct. 28,      Oct. 29,
                                        1995          1994
                                      --------      --------
                                                   (Restated)
Raw materials                         $ 6,415       $ 5,339
Finished goods                          5,704         4,550
                                      -------       -------
                                      $12,119       $ 9,889
                                      -------       -------
                                      -------       -------

6.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt consists of the following (in thousands):

                                        1995          1994
                                      -------       --------
                                                   (Restated)
Banks, with interest of 1/2%
 over prime in 1995 and
 2% over prime in 1994                $ 8,127        $  -
Senior Notes due December 15,
 2000, with interest at 18%
 in 1995 and at 11% in 1994            18,133         20,383
Other, including capitalized
 leases and amounts to
 related parties:
Due to executives under re-
 structured employment and
 consulting agreements                    656            611
Other                                      87            125
                                      -------        -------
                                       27,003         21,119
Less current maturities                26,933          2,276
                                      -------        -------
                                      $    70        $18,843
                                      -------        -------
                                      -------        -------

The prime rate applicable to the Company's outstanding bank notes payable was 8.75% at October 28, 1995 and 7.75% at October 29, 1994.


On April 7, 1995, the Company replaced its credit facility of $20 million provided by BABC for Rymer Meat and $12.5 million provided by LaSalle for Rymer Seafood with a $25 million credit facility provided by LaSalle consisting of a $12.5 million credit line for Rymer Meat and a $12.5 million credit line for Rymer International Seafood. Availability under credit lines is subject to certain borrowing base computations. The credit line facility, with an initial term of two years, has lower interest rates and reduced lending restrictions as compared to the former facilities. The LaSalle credit facility has an annual interest rate of 1/2% over Prime as compared to an annual rate of 2% over Prime on the former BABC facility and 1% over Prime on the former LaSalle facility.

As of both October 28, 1995 and July 29, 1995, the Company was in violation of certain financial covenants under its Loan and Security Agreement with LaSalle. LaSalle agreed to waive these covenant violations for the third quarter of 1995. The Company was charged a financing fee in connection with execution of this waiver.

On January 5, 1996, LaSalle and the Company entered into the Forbearance Agreement and Amendment. Under this agreement, which was subsequently amended, LaSalle agreed to temporarily forbear from exercising its remedies under the Loan and Security Agreement. In addition, the Loan Agreement was amended to, among other things, reduce advance rates for inventories and, for purposes of computing interest, loan payments are applied by the bank on the second business day after available funds are received.

On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed under the condition that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default existed at the time of the execution of these agreements. Accordingly, the Company believes that these agreements are not valid and that at October 28, 1995 the Company is in violation of its loan agreement with LaSalle and, by virtue of cross-default provisions, with the provisions of the Senior Note Indenture.

LaSalle agreed to amend the Loan and Security Agreement in order to revise the next test date for the financial covenants to be as of February 24, 1996. The Company expects to be in violation of these financial covenants as of this date unless such covenants are modified. The Company is seeking to renegotiate such covenants, but there is no assurance that it will be successful in this regard. LaSalle has the right, upon the occurrence of an event of default, to terminate the credit facility and declare all loans due and payable on demand. The Company's bank indebtedness and indebtedness under the Senior Notes have been classified as current liabilities at October 28, 1995.

In January 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and the former executives (See Note 11). The Company has deferred payment of this debt in order to preserve cash for use in operation of its business. The Company intends to continue to accrue interest on the debt at 9.5% and plans to pay the debt plus accrued interest in the future. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior Note Indenture.

While LaSalle has not waived this default, the Company believes that is LaSalle's intention not to take any action as a result of the default. However, there can be no assurance that LaSalle will continue to forbear from taking action as a result of these defaults. The Company is currently engaged in negotiations with certain of its Senior
Note holders to amend the Indenture in order to eliminate the events of default under the Indenture. In the near future, the Company expects to enter into Supplement No. 1 to the Indenture (Supplemental Indenture) with
Continental Stock Transfer and Trust Company as Trustee for the Senior Notes. The Supplemental Indenture, which requires the approval of a majority of the Senior Note holders, is expected to amend the Indenture to exclude the non-payment of the Affiliate Debt, and the resulting cross-default under any other debt that arises by reason of non-payment of the Affiliate Debt, from the definition of events of default. While the Company believes that it will obtain the approvals required for the Supplemental Indenture, there can be no assurance in that regard.

The Company's Rymer Meat subsidiary had total lines of credit available of $11.7 million at October 28, 1995 and $10.8 million at October 29, 1994, of which $3.6 million and $10.5 million, respectively, was unused. At October 28, 1995, the Company had a bank loan outstanding related to its continuing operations of $8.1 million.

The Company's discontinued Rymer Seafood subsidiary had total lines of credit available under notes payable of $10.8 million at October 28, 1995 and $9.3 million at October 29, 1994, of which $1.1 million and $2.0 million, respectively, was unused. The Company had a bank loan outstanding related to its discontinued Rymer Seafood operation of $8.2 million and $5.8 million at October 28, 1995 and October 29, 1994, respectively. This loan balance is classified in both years within Assets Held For Sale, net on the Consolidated Balance Sheets.

Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $1.5 million at both October 28, 1995 and October 29, 1994. Rymer Meat had a letter of credit of $0.3 million outstanding at October 29, 1994.

On both lines of credit, interest is payable monthly on the unpaid principal at an interest rate of 1/2% over prime.

The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries. The most restrictive covenants under the Company's bank agreements include a tangible net worth requirement, a minimum coverage ratio of earnings to interest expense requirement, and a limitation as to capital expenditures.

Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under its lines of credit.

The Senior Notes were issued pursuant to the Indenture between the Company and Continental Stock Transfer & Trust Company, as trustee (the Indenture). The Senior Notes bear interest at 11% payable semi-annually in arrears on June 15 and December 15. Through December 15, 1996, the Company may issue additional Senior Notes in payment of interest to the extent that the Company lacks sufficient available cash (as defined in the Indenture) to pay the interest in cash. For interest paid by the issuance of additional Senior Notes after June 15, 1993, and through December 15, 1996, the interest rate will be increased to 18% per annum.

The following summarizes the most restrictive covenants of the Indenture. The Company is restricted from paying cash dividends on its capital stock. In addition, the Company is limited as to the incurrance of additional debt and as to capital expenditures and other acquisitions. The Indenture requires that Available Cash, as defined and under certain circumstances, be applied to the prepayment of the outstanding principal of the Senior Notes. The Indenture also contains certain other covenants including limitations on liens, requirements to maintain its status as a reporting company under the Securities Exchange Act and to maintain a stock exchange listing, restrictions on transactions with affiliates and related persons, and covenants to maintain assets and pay taxes. The Indenture also contains provisions whereby the Company is considered to be in default under the Indenture if it is in default under the terms of any of its other debt agreements.

The Company elected to make the June 15, 1993 interest payment due on the Senior Notes by issuing additional Senior Notes totalling $1,456,000 in accordance with the terms of the Indenture.


Under the Indenture, the Company made mandatory redemptions of its Senior Notes of $1,050,000 in June 1994 and $2,250,000 in December 1994.

The following table summarizes activity of the Company's Senior Notes (in thousands):

Senior Notes originally issued in
 connection with the 1993
 Restructuring                                      $19,977
Interest payment-in-kind on June 15, 1993             1,456
Mandatory redemptions:
  June 1994                                          (1,050)
  December 1994                                      (2,250)
                                                     ------
Senior Note principal outstanding at
 October 28, 1995                                   $18,133
                                                     ------
                                                     ------

On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due of $1,632,000. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. Accordingly, the Company recorded an additional interest charge of approximately $470,000 in the fourth quarter of 1995 related to this interest payment. There is doubt whether the Company will have funds available to pay its June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company intends to accrue interest expense on the Senior Notes at a rate of 18% for fiscal 1996.

The Company may seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. There can be no assurances that such a restructuring will occur.

In accordance with Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments", the Company has determined the fair value of its bank debt at October 28, 1995, to approximate the market value as the interest rates that are utilized are similar to those that are currently available for issuance of debt with similar terms and maturities. The fair value of the Company's Senior Notes is estimated based on recent transactions. The estimated fair market value of the Company's Senior Notes at October 28, 1995 was 60% of the face amount of the Senior Notes or approximately $10.9 million.

The notes payable to executives under the restructured employment and consulting agreements (See Note 11) were amended in connection with the Restructuring. At October 28, 1995, the balance consisted of unsecured notes totalling $406,000 which bore interest at 9.5% per annum and matured on January 2, 1996 and non-interest bearing notes with a face value of $255,000 which were due and payable on January 2, 1996. The Company did not make the required payments under these notes, as discussed previously.

The interest bearing notes payable were equal to, and were offset against, notes receivable owed to the Company by the executives under stock purchase agreements (See Note 11). The notes receivable also bore interest at 9.5% per annum and were due January 2, 1996.


At October 28, 1995, aggregate maturities of long-term debt and capitalized leases for each of the next five years and thereafter were as follows (in thousands):

     1996                             $26,933
     1997                                  70
     1998                                 -
     1999                                 -
     2000                                 -
     Thereafter                           -
                                       ------
     Total long-term debt             $27,003
                                       ------
                                       ------

7.  LEASES

The Company and its subsidiaries lease certain buildings and equipment used for offices and manufacturing. Total rental expense from continuing operations under all operating leases was approximately $970,000, $957,000 and $1,123,000 in 1995, 1994 and 1993, respectively. The above lease costs do not include the costs of taxes, insurance, maintenance and utilities which the Company and its subsidiaries are required to pay.

The lease for the Chicago meat processing facility, which expires in July 1996, includes a provision for a two year extension under certain conditions.

Property, plant and equipment recorded under capital leases and the related amortization are as follows (in thousands):

                                        1995           1994
                                        ----           ----
Machinery and equipment                $ 178          $ 205
 Less accumulated amortization           150            137
                                        ----           ----
                                       $  28          $  68
                                        ----           ----
                                        ----           ----

Capital leases are principally related to production and office equipment. Lease commitments under non-cancelable leases as of October 28, 1995 are as follows (in thousands):

                                       Capital      Operating
                                        Leases        Leases
                                       -------      ---------
1996                                     $ 20         $  620
1997                                       -              11
1998                                       -              11
1999                                       -              11
2000                                       -               4
                                          ---         ------
Net future minimum lease payments        $ 20        $   657
                                                      ------
                                                      ------
Less amount representing interest           3
                                          ---
Present value of net future minimum
 lease payments under capital leases     $ 17
                                          ---
                                          ---

8.  INCOME TAXES

Effective with the first quarter of 1994, the Company adopted the provisions of Statement of Financial

Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).
Adoption of this standard did not materially impact the Company's operating results. The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $31.2 million at October 28, 1995. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

The Company recognizes the deferred tax benefit related to its deferred tax asset within its income tax provision as income is earned and the benefits are realized.

The components of the net deferred tax asset recorded in the accompanying consolidated balance sheets as of October 28, 1995 and October 29, 1994 are as follows (in thousands):


                                       1995            1994
                                       ----            ----
Deferred tax assets:
 Accounts receivable                $    514       $    325
 Inventories                              67             29
 Property, plant and equipment           846          2,325
 Other liabilities and reserves          845            901
 Alternative minimum tax credits          98            119
 Net operating loss carryforwards     10,652         11,228
 Investment tax credits                  512            512
 Capital loss carryforwards              -              262
                                   ---------      ---------
   Total deferred tax assets          13,534         15,701
 Less:  Valuation allowance          (13,534)       (15,701)
                                   ---------      ---------
   Net deferred tax asset         $    -         $     -
                                   ---------      ---------
                                   ---------      ---------

The following table accounts for the difference between the actual tax provision attributable to income before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes.

                                                      Fiscal Years Ended
                                                  -------------------------
                                                  October 28,    October 29,
                                                     1995            1994
                                                  ----------     ----------
                                                       (in thousands)
Income (loss) before income taxes:
 Income (loss) from continuing operations         $ (29,620)      $  1,958
 Income from discontinued operations                    290             95
 Income (loss) on dispositions of
  discontinued operations                            (1,472)         4,687
                                                   --------        -------
 Total income (loss) before income taxes          $ (30,802)      $  6,740
                                                   --------        -------
                                                   --------        -------
Total benefit computed by applying
 the U.S. statutory rate (34%)                    $ (10,473)      $  2,292
Increases in taxes due to:
 Goodwill written off                                 6,936          1,847
 Goodwill amortization                                  391            411
 Other differences, net                                   8           (349)
 Losses which provide no current tax benefit          3,138            -
 Utilization of net operating loss and
  capital loss carryforwards                            -           (3,939)
                                                   --------        -------
Actual tax provision                              $     -         $    262
                                                   --------        -------
                                                   --------        -------

The tax provision recorded in the Consolidated Statement of Operations for the year ended October 29, 1994 is as follows:

Provision for income taxes for:
Income from continuing operations                   $    75
Gain on disposal of discontinued operations             213
Credit equivalent to benefit for income taxes
 related to loss from discontinued operations           (26)
                                                     ------
Net provision for income taxes                      $   262
                                                     ------
                                                     ------

The Company's Federal income tax returns are subject to review by the Internal Revenue Service, the results of which cannot be predicted with certainty. At October 28, 1995, the Company had an operating loss carryforward for tax reporting purposes approximating $31,230,000; (expiring $2,500,000 in 1996; $1,600,000 in 1997; $12,700,000 in 1998; $700,000 in 2000; $2,800,000 in 2001;
$100,000 in 2002, $100,000 in 2003; $300,000 in 2004; and $2,800,000 in 2007;
$130,000 in 2009; and $7,500,000 in 2010) which is available to offset future Federal taxable income.

Upon consummation of the Restructuring in 1993, the amount of the net operating loss carryforward for tax purposes was reduced by approximately $12.8 million.

9.  CAPITAL STOCK

The Company has authorized 400,000 shares of preferred stock with a par value of $10 per share. The Company's Board of Directors may establish the dividend rates, liquidation preferences, redemption, conversion and voting rights, and any further limitations or restrictions of such a preferred stock upon issuance.

Treasury common stock is recorded at cost and is reflected in the accompanying balance sheet as a direct reduction of stockholders' equity.

At October 28, 1995, 918,000 shares of common stock were reserved for the exercise of stock options including 118,500 shares reserved for future grants of options.

10.  STOCK OPTIONS AND WARRANTS

On April 7, 1993, in connection with consummation of the Plan (See Note 3), all outstanding options were cancelled and the Company adopted the 1993 Stock Option Plan (the 1993 Plan). The 1993 Plan permitted the issuance to key employees and directors of options to purchase shares of common stock.

Options granted under the 1993 Plan are exercisable at a price of $1.88 per share, the fair market value of the Common Stock on April 7, 1993, the date the options were granted. The right of an optionee to exercise options granted is dependent upon a combination of time vesting and the price performance of the common stock.

Options generally vest, as to time, at the rate of 25% for each year of service by the optionee following the option grant date. The number of options within an option grant which may be exercised during any calendar quarter will equal the lesser of: (a) the number of options time vested or (b) the number of options determined by multiplying the performance percentage (Performance Percentage) and the total number of options held within such option grant by an optionee. The Performance Percentage is based on the average trading price per share of the common stock during the last fifteen trading days of the preceding calendar quarter as follows: $3.00 - 40%, $4.00 - 80%, $5.00 - 100%. At
October 29, 1994, 338,000 options were outstanding under the 1993 Plan. All options expire on April 7, 1998.

In 1994, the Company adopted the 1994 Stock Plan (the 1994 Plan). The 1994 Plan succeeds the 1993 Plan. The 1994 Plan permits the issuance to key employees and directors of options to purchase up to 580,000 shares of common stock.

Options granted under the 1994 Plan are exercisable at the fair market value of the Common Stock on the date the option is granted. The term during which each option may be exercised is determined by the Company at each grant date. In no event will the option be exercisable more than ten years from the grant date. There is no performance vesting aspect of the 1994 Plan. Options time vest as designated in the individual grant. Options currently outstanding vest in one to three years. At October 28, 1995, 527,000 options were outstanding under the 1994 Plan.

A summary of stock option transactions and other related information is as follows:

                                      1995           1994            1993
                                     -------        -------         ------
Shares under option at
 beginning of year                   755,000        570,500         34,130
Options granted (at prices of
 $1.63 to $3.25 in 1995, at
 $1.38 to $2.88 in 1994 and
 $1.88 in 1993)                      101,000        417,000        570,500
Options exercised at $1.88 in 1994                   (1,000)
Options cancelled and expired        (56,500)      (231,500)       (34,130)
                                     -------        -------        -------
Shares under option at the end of
 the year (at prices ranging from
 $1.38 to $3.25) - 407,000 shares
 exercisable at October 28, 1995     799,500        755,000        570,500
                                     -------        -------        -------
                                     -------        -------        -------
Shares available for option at
 end of year                         118,500        163,000        580,191
                                     -------        -------        -------
                                     -------        -------        -------

In October 1995, the Company engaged the financial advisory and turnaround firm of Kirkland Messina, Inc. (KM) to assist the Company in developing a plan to return the Company to profitability. As part of KM's compensation, the Company issued KM 500,000 warrants to purchase common stock of the Company at an exercise price in cash of $1.675 per share.

On November 8, 1995, the Company announced that it had hired P. E. (Ed) Schenk as its President and Chief Executive Officer. As part of Mr. Schenk's compensation, he was issued 750,000 warrants to purchase common stock of the Company at an exercise price of $1.00 per share.

11.  STOCK PURCHASE AGREEMENTS

On April 11, 1989, the stockholders approved the sale and issuance of 180,000 shares of common stock for $9.00 per share to three former executives for recourse promissory notes, commitments, and in one case, to provide consulting services to the Company. The notes due the Company bear 9.5% interest and were originally due on February 24, 1994. In fiscal years 1991, 1992 and 1993, the Board of Directors approved amendments to the employment, consulting and stock purchase agreements. In these amendments, the former executives accepted annual salary reductions and reductions in the amount of additional compensation payable under the employment agreements. In consideration for these reductions, the former executives received notes in settlement for all future obligations for additional compensation under the employment and consulting agreements. Concurrently, the contractual purchase obligations of the former executives under the 1989 stock purchase agreements were reduced by a total of $7.75 per share.

The notes payable and notes receivable related to these amended agreements matured in January 1996. As described in Note 6, on January 2, 1996, notes payable of approximately $406,000 were offset against notes receivable of approximately the same amount. The notes receivable were classified as a reduction of Stockholders' equity as they related to stock purchase agreements. Notes payable to the former executives totalling $255,000 were due on January 2, 1996. The Company has deferred payment of this debt in order to preserve cash for use in operation of its business. The Company intends to continue to accrue interest on the debt at 9.5% and plans to pay the debt plus accrued interest in the future. The non-payment of this debt resulted in cross-defaults under the Company's loan agreement with LaSalle and under its Senior Note Indenture (See Note 6).

12.  EMPLOYEE BENEFIT PLANS

Prior to 1995, the Company's Rymer Meat operation sponsored a non-contributory profit sharing plan (the Rymer Meat Plan) covering certain salaried personnel at the Company's Chicago, Illinois meat processing plant and the Company's corporate headquarters who had completed one year of service. Annual contributions to the Rymer Meat Plan were at the discretion of the Company's management. In 1994 and 1993, the Company contributed approximately 5% of each participant's compensation to the Rymer Meat Plan. Contributions and costs expensed under the Rymer Meat Plan for the 1994 and 1993 fiscal years amounted to approximately $202,000 and $160,000, respectively.

Prior to 1995, the Company's Rymer Seafood operation sponsored a 401(k) savings plan for eligible employees employed at the Rymer Seafood operation (the Savings
Plan). Contributions and costs expensed under the Savings Plan for the 1994 and 1993 fiscal years amounted to approximately $14,000 and $13,000, respectively.

Effective November 1, 1994, the Rymer Meat Plan was amended to include a Company-wide 401(k) savings plan (Company-wide Savings Plan). At the same time, the Rymer Seafood Savings Plan was eliminated and those employees joined the Company-wide Savings Plan. The Company makes matching contributions to the Company-wide Savings Plan of up to 5% of each participant's compensation. Contributions and costs expensed under the Company-wide Savings Plan amounted to approximately $171,000 for employees relating to the Company's continuing operations and approximately $30,000 for employees of the discontinued Rymer International Seafood operation.

Under terms of a deferred compensation agreement with a former officer/director of the Company, the present value of future payments under the agreement has been included in deferred employee benefits, amounting to $603,000 at October 28, 1995 and $627,000 at October 29, 1994.

13.  COMMITMENTS AND CONTINGENCIES

The amounts of liability, if any, for claims and actions against the Company and its subsidiaries at October 28, 1995 are not determinable but, in the opinion of management, such liability, if any, would not have a material effect upon the Company's financial position or results of operations.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $4.1 million at October 28, 1995. The Company also has agreements with certain of its suppliers to provide raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of $2.9 million as of October 28, 1995.

14.  EEOC SETTLEMENT

On April 26, 1990, United States District Court for the Northern District of Illinois, Eastern Division dismissed EEOC v Rymer Foods Inc., No. 88 C 10680; an action brought by the Equal Employment Opportunity Commission against the Company on December 21, 1988, alleging certain discriminatory employment practices by the Company at its Chicago meat processing facility.

The present value of the cost of the settlement and estimated additional legal fees relating to such dismissal was included in the net loss for fiscal 1990. The remaining liability related to this settlement approximated $380,000 at October 28, 1995. This liability is classified as current and the Company's final settlement payment is payable in February 1996.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in thousands):

                                        1995           1994           1993
                                        ----           ----           ----
                                                    (Restated)     (Restated)
Cash paid for:
  Interest                             $2,019         $3,246         $1,757
                                        -----          -----          -----
                                        -----          -----          -----
  Federal, state and local
   income taxes (net of
   tax refunds)                        $  613        $   219        $     6
                                        -----          -----          -----
                                        -----          -----          -----

Non-cash transactions:

In connection with the retirement of a note payable due to a former Senior Note holder on October 28, 1994, by conversion into common stock, the following non-cash transaction was recorded:

                                                                      1994
                                                                      ----
Decrease in notes payable                                            $(376)
Decrease in accrued interest payable                                    (3)
Issuance of common shares:
   Common stock at par                                                 233
   Additional paid-in capital                                          146
                                                                      ----
                                                                     $   -
                                                                      ----
                                                                      ----

In connection with the 1993 Restructuring (See Note 3), the Company recorded the following transactions (in thousands):

                                                                    1993
                                                                   -------
Retirement of subordinated debentures of
 $38,565,000 net of original issue
 discount of $1,603,000                                           $(36,962)
Reduction in accrued interest payable resulting from
 restructuring of subordinated debentures                           (2,506)
Reduction of debt issuance costs related to
 subordinated debentures                                               436
Issuance of new Senior Notes                                        19,972
Increase in accrued liabilities for Senior Notes
 yet to be issued                                                        5
Issuance of common shares                                            7,644
Extraordinary gain resulting from restructuring
 of subordinated debentures                                         11,388
                                                                   -------
Cash paid for fractional shares of debentures                     $    (23)
                                                                   -------
                                                                   -------

In connection with the Restructuring, which was recorded in the Company's 1993 second quarter, the Preferred Stock with a par value of $14,947,000 was exchanged for 2,242,050 shares of common stock. This transaction resulted in a total increase to Additional Paid-In Capital of approximately $12.7 million. The effect of this transaction is summarized as follows (in thousands):

                                                                  1993
                                                                ---------
Exchange of Preferred Stock:
  Elimination of Preferred Stock                                $(14,947)
  Issuance of Common Shares                                        2,242
  Increase in additional paid-in capital                          12,705
                                                                 -------
                                                                $    -
                                                                 -------
                                                                 -------

16.  SUPPLEMENTAL SALES INFORMATION

Sales to customers outside the United States were less than 10% of consolidated sales in each year presented. Sales to three restaurant chains owned by General Mills comprised approximately 14% of the Company's revenues from continuing operations in both 1995 and 1994. During the first quarter of 1996, General Mills informed the Company that certain supply contracts would not be renewed for 1996.

Sales to one of the Company's retail customers, Country Fed Meat Company, Inc.
(CFM), accounted for approximately 12.2% and 15.5% of the Company's revenues from continuing operations in fiscal 1994 and 1993, respectively. At the end of the first quarter of 1995, certain issues between the Company and CFM resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute without additional charges to operations during the third quarter of 1995. All terms of the settlement are confidential. The Company does not expect to have a supply relationship with CFM in the future.

Sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 23.1%, 16.3% and 21.7% of the Company's consolidated revenues from continuing operations in fiscal 1995, 1994 and 1993, respectively. Franchise rights for both Bonanza and Ponderosa are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated.

The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company.

17.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated by the treasury stock method.

For all years, primary earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding plus common stock equivalents calculated using the average market price. Fully diluted earnings (loss) per common share for all years is computed on the same basis except the ending market price is utilized to calculate common stock equivalents.

18.  FOURTH QUARTER ADJUSTMENTS

1995

During the fourth quarter of 1995, the Company recorded a goodwill writedown of $20.4 million (See Note 1). This writedown eliminates all remaining goodwill of the Company. The asset of goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of the Company indicate that the recoverability of the asset is not reasonably assured.

During the fourth quarter of 1995, the Company recorded a Restructuring charge of $761,000 related to the restructuring plan commenced in October of 1995 to reduce operating costs, improve efficiencies, and return the Company to profitability (See Note 3). Of this amount, approximately $200,000 represents fees and expenses of financial and turnaround consultants while the remaining amount represents primarily severance payments.

During the fourth quarter of 1995, the Company recognized a loss of $1,472,000 (See Note 4) to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value of $2,531,000.

During the fourth quarter of 1995, the Company recorded an additional interest charge of approximately $470,000. This charge was attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash.

1994

None

1993

During the fourth quarter of 1993, the Company recorded a charge of $661,000 related to the restructuring of the Debentures which reduced the extraordinary gain on Restructuring previously reported for a revised gain of $11,388,000. The charge related to the issuance of an additional 402,960 shares to the holders of the Debentures in order to eliminate the dilutive effect of the issuance of common shares in payment of certain Restructuring expenses.

During the fourth quarter of 1993, the Company recorded an additional Restructuring charge of approximately $600,000 consisting primarily of professional fees of the Company's legal counsel, accountants and various other professional fees.

During the fourth quarter of 1993, the Company recognized an additional loss of $344,000 to reduce the carrying value of the Plant City facility to its estimated net realizable value of $1.6 million. This loss was partially offset by income of $272,000 from the elimination of reserves established during 1992 for losses expected to operate the plant through the date of disposal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None





                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosure required by Item 10 is set forth in, and is incorporated by reference to, the Company's Proxy Statement relating to the 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 1996 (the 1996 Proxy Statement).

ITEM 11.  EXECUTIVE COMPENSATION

The disclosure required by Item 11 is set forth in, and is incorporated by reference to, the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The disclosure required by Item 12 is set forth in, and is incorporated by reference to, the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosure required by Item 13 is set forth in, and is incorporated by reference to, the 1996 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                            Page
                                                                            ----
(a) 1. The following audited consolidated financial statements of the Company are included in Part II, Item 8:

             Consolidated Statements of Operations for the years ended
             October 28, 1995, October 29, 1994 and October 30, 1993          19

             Consolidated Balance Sheets as of October 28, 1995 and
             October 29, 1994                                                 20

             Consolidated Statements of Cash Flows for the years ended
             October 28, 1995, October 29, 1994 and October 30, 1993          21

             Consolidated Statements of Stockholders' Equity for the
             years ended October 28, 1995, October 29, 1994 and
             October 30, 1993                                                 22

             Notes to Consolidated Financial Statements                    23-35

    2.    Financial Statement Schedules:

             Schedule II - Valuation and Qualifying Accounts
             and Reserves                                                     38

          Schedules, other than those listed above, are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

    3.    EXHIBITS:
          10.1 Loan and Security Agreement dated as of April 7, 1995 among Rymer Meat Inc., Rymer International Seafood Inc., Rymer Foods Inc., and LaSalle National Bank (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended April 29, 1995.)

          10.2 Forbearance Agreement and Amendment dated as of January 5, 1996 among Rymer Meat Inc., Rymer International Seafood Inc., Rymer Foods Inc. and LaSalle National Bank (filed herewith)

          10.3      Letter Agreement and Amendment dated February 7, 1996
                    among   Rymer Meat Inc., Rymer International Seafood
                    Inc., Rymer Foods Inc. and LaSalle National Bank (filed herewith)

          11        Computation of Earnings Per Share                         40

          22        Subsidiaries of the Company                               41

          24        Consent of Independent Accountants                        42

(b) The Company filed the following Form 8-K during the fourth quarter of its fiscal year ended October 28, 1995:

          Current report on Form 8-K dated October 10, 1995 regarding the announcement of a reorganization plan including an approximate 20% reduction in the work force. The Company also announced that it had retained the financial advisory and turnaround firm of Kirkland Messina, Inc.

          NOTE: With the exception of Exhibit Nos. 11, 22 and 24, the registrant will furnish copies of such other Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report. A reasonable copying and handling fee will be charged.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER 30, 1993
                        RYMER FOODS INC. AND SUBSIDIARIES



                                                                       Additions
                                                              --------------------------
                                                                              Charged to
                                                Balance at    Charged to         Other                            Balance at
                                                Beginning      Costs and        Accounts         Deductions          end
    Description                                  of Year        Expenses       (describe)        (describe)        of Year
-------------------                             ----------    ----------      -----------        ----------       ----------
                                                                                 (in thousands)
Deducted in the balance sheets from the
 assets to which they apply:

Allowance for doubtful accounts-current:

  For the year ended October 28, 1995             $  581         $  675                          $  903 (a)         $  353

  For the year ended October 29, 1994                425            363                             207 (a)            581
    (Restated)

  For the year ended October 30, 1993                260            359                             194 (a)            425
    (Restated)



(a)  Accounts written off, net of recoveries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Rymer Foods Inc.
                                   (Registrant)


                                   By   /s/ P. Edward Schenk
                                     -------------------------------------------
                                     P. Edward Schenk, Chairman of the Board,
                                     Chief Executive Officer, and President


Date:  February 12, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


   /s/ P. Edward Schenk              Chairman of the Board,              2/12/96
--------------------------------     Chief Executive Officer and
P. Edward Schenk                     President (Principal Executive
                                     Officer)

   /s/ Edward M. Hebert              Senior Vice President, Chief        2/12/96
--------------------------------     Financial Officer and Treasurer
Edward M. Hebert

   /s/ Samuel I. Bailin              Director                            2/12/96
--------------------------------
Samuel I. Bailin

   /s/ David E. Jackson              Director                            2/12/96
--------------------------------
David E. Jackson

   /s/ Hannah H. Strasser            Director                            2/12/96
--------------------------------
Hannah H. Strasser