Form 10-Q
period 1996-01-27
RYMER FOODS INC
filed 1996-03-12
CIK 56871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       January 27, 1996
                               -------------------------------------------------
-

                                       OR

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the transition period from              -               to             -
                              ------------------------------  ------------------
--
Commission File Number 1-6071




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


Registrant had 10,754,032 shares of common stock outstanding as of March 12,
1996.
-------------------------------------------------------------------------------

                        This report consists of 18 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        RYMER FOODS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                             January 27,           October
                                                                1996                 1995
                                                              --------             -------
                                                                      (in thousands)
                    ASSETS
CURRENT ASSETS:
 Receivables, net                                             $  2,965            $  4,678
 Inventories                                                     7,536              12,119
 Assets held for sale, net                                       2,531               2,531
 Other                                                             628                 766
                                                              --------            --------
      TOTAL CURRENT ASSETS                                      13,660              20,094
PROPERTY, PLANT AND EQUIPMENT:
 Buildings and improvements                                      1,693               1,441
 Machinery and equipment                                         6,628               6,555
                                                              --------            --------
                                                                 8,321               7,996
 Less accumulated depreciation and amortization                  6,277               6,008
                                                              --------            --------
                                                                 2,044               1,988
OTHER:
 Assets held for sale or lease                                   1,600               1,600
 Other                                                             763                 920
                                                              --------            --------
                                                              $ 18,067            $ 24,602
                                                              --------            --------
                                                              --------            --------
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt:
 Banks                                                        $  3,999            $  8,127
 Senior Notes                                                   19,765              18,133
 Other                                                             265                 673
 Accounts payable                                                  664                 829
 Accrued liabilities                                             2,784               4,328
                                                              --------            --------
           TOTAL CURRENT LIABILITIES                            27,477              32,090
LONG-TERM DEBT:
 Other                                                              70                  70

OTHER NON-CURRENT LIABILITIES                                      760                 772
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $1 par - 20,000,000 shares
 authorized; 10,753,999 shares outstanding
 in 1996 and 10,753,934 shares outstanding
 in 1995 after deducting treasury shares of
 225,118 in 1996 and 225,183 in 1995                            10,754              10,754
 Additional paid-in capital                                     44,363              44,363
 Retained deficit                                              (65,357)            (63,041)
 Notes receivable from sale of common shares
 to related parties                                                  -                (406)
           TOTAL STOCKHOLDERS' DEFICIT                         (10,240)             (8,330)
                                                              --------            --------
                                                              $ 18,067           $  24,602
                                                              --------            --------
                                                              --------            --------

See accompanying notes.

                        RYMER FOODS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                                   Thirteen Weeks Ended
                                                             -------------------------------
                                                             January 27,          January 28,
                                                               1996                  1995
                                                             -----------          -----------
                                                                                  (Restated)
                                                          (in thousands, except per share data)

Net sales                                                      $11,979             $21,979
Cost of sales                                                   11,999              19,838
                                                              --------            --------

Gross profit (loss)                                                (20)              2,141

Selling, general and administrative expenses                     1,324               2,199
                                                              --------            --------

Operating loss                                                  (1,344)                (58)

Interest expense                                                 1,010                 819
Other income                                                        (6)               (184)
                                                              --------            --------

Loss from continuing operations                                 (2,348)               (693)

Income from discontinued operations                                 32                  64
                                                              --------            --------

Net loss                                                       $(2,316)            $  (629)
                                                              --------            --------
                                                              --------            --------
Per common share data:

  Primary:
    Loss from continuing operations                            $  (.22)            $  (.06)
                                                              --------            --------
                                                              --------            --------

    Net loss                                                   $  (.22)            $  (.06)
                                                              --------            --------
                                                              --------            --------

  Fully diluted:
    Loss from continuing operations                            $  (.22)            $  (.06)
                                                              --------            --------
                                                              --------            --------

    Net loss                                                   $  (.22)            $  (.06)
                                                              --------            --------
                                                              --------            --------


See accompanying notes.

                       RYMER FOODS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                  Thirteen Weeks Ended
                                                            -----------------------------------
                                                               Jan. 27,              Jan. 28,
                                                                1996                   1995
                                                            -------------         -------------
                                                                                     (Restated)
                                                                    (in thousands)
CASH FLOWS FROM OPERATIONS
  Income (loss) from continuing operations                    $ (2,348)           $   (693)
  Non-cash adjustments to income (loss):
    Depreciation and amortization                                  268                 146
    Amortization of other assets                                    58                 465
    Other non-cash expense (income)                                  -                  (6)
    Provision for bad debts                                         79                 250
  Payment-in-kind interest
   on Senior Notes                                                 426                   -
  Net decrease (increase) to accounts receivable                 1,634                (216)
  Net decrease (increase) to inventories                         4,583              (9,096)
  Net decrease to other current and long-term assets               238                  67
  Net decrease to accounts payable and accrued expenses           (501)               (908)
                                                              --------            --------
  Net cash flows from operating activities of
   continuing operations                                         4,437              (9,991)
  Net cash flows from operating activities of
   discontinued operations                                         778               1,822
                                                              --------            --------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                      5,215              (8,169)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (325)                (49)
  Other                                                             (6)                 (5)
  Net cash flows from investing activities of discontinued
  operations                                                        (4)                (14)
                                                              --------            --------
  NET CASH FLOWS FROM INVESTING ACTIVITIES                        (335)                (68)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under line-of-credit facilities   (4,128)             10,320
  Principal payments on debt                                        (2)             (2,255)
  Proceeds from borrowings                                           -                  14
  Proceeds from issuance of common stock                             -                  16
  Net cash flows from financing activities
   of discontinued operations                                     (750)             (2,350)
  NET CASH FLOWS FROM FINANCING ACTIVITIES                      (4,880)              5,745

Net change in cash and cash equivalents                              -              (2,492)
Cash and cash equivalents balance at beginning of year               -               2,492
                                                              --------            --------
Cash and cash equivalents balance at end of first quarter       $    -            $      -
                                                              --------            --------

Supplemental cash flow information:
  Interest paid                                                 $  217            $  1,263
                                                              --------            --------
                                                              --------            --------
  Income taxes paid, net of refunds                             $    5            $    182
                                                              --------            --------
                                                              --------            --------

See accompanying notes.


                        RYMER FOODS INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 28, 1995.

     In management's opinion, the condensed consolidated financial statements include all normal recurring adjustments which the Company considers necessary for a fair presentation of the results for the period. Operating results for the fiscal period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   GOING CONCERN
     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

     In the first quarter of 1996, the Company reported a decrease in net sales from continuing operations as compared to the first quarter of 1995 of 45% principally due to the loss of certain major customers. In 1995, the Company reported a net loss from continuing operations of $29.6 million, the fourth loss from continuing operations before extraordinary item in the last five years. In the first quarter of 1996, the Company was informed that its supply contracts with restaurants owned by Darden Restaurants would not be renewed. Sales to these restaurant chains comprised approximately 15% of net sales from continuing operations in the first quarters of both 1996 and 1995. At January 27, 1996, the Company had a stockholders' deficit of $10.2 million.

     As explained more fully in Note 6, the Company was not in compliance at July 29, 1995, October 28, 1995 and January 27, 1996 with certain covenants contained in the loan agreement between the Company and LaSalle National Bank (LaSalle). It is likely that in 1996, the Company will continue to be in violation of certain covenants contained in the loan agreement, unless such covenants are modified or waived. The Company is renegotiating certain of these covenants, but there is no assurance that it will be successful in this regard. In addition, an event of default under the LaSalle Agreement and a cross-default under the Senior Note Indenture existed at January 27, 1996 and October 28, 1995 due to the non-payment of certain notes to former affiliates in January 1996 (See Note 6). The Company received a waiver of such event of default under the Indenture in March 1996 with an effective date as of February 8, 1996.

     These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management believes that the Company's future success is dependent upon reversing the sales decline experienced in 1995 and the first quarter of 1996, on the continued reduction of operating costs and on the success of negotiations with its major lenders. The Company is pursuing new sales opportunities while continuing to streamline its production process and to reduce other costs. In addition, negotiations with the Company's lenders are continuing. Significant expense and personnel reductions implemented during the fourth quarter of 1995, including an approximate 20% reduction of the Company's work force, are expected to reduce wage, salary and other expenses by approximately $4.0 million in 1996.

3.   RECEIVABLES
     Receivables are net of allowances for doubtful accounts of $432,000 at January 27, 1996 and $353,000 at October 28, 1995.

4.   INVENTORIES
     Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at January 27, 1996 and October 28, 1995 was:

                                                         January 27, 1996         October 28, 1995
                                                         ----------------         ----------------
                                                                   (in thousands)
          Raw materials                                      $ 3,362                 $ 6,415
          Finished goods                                       4,174                   5,704
                                                               -----                  ------
             Total                                           $ 7,536                 $12,119
                                                               -----                 -------
                                                               -----                 -------




5.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE OR LEASE
     The accompanying consolidated financial statements reflect the operations of the Company's Seafood subsidiary as a discontinued operation for accounting principles.

     RYMER INTERNATIONAL SEAFOOD On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets, based on balances as of January 27, 1996, will be approximately $12.2 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $7.5 million in bank debt and $1.7 million of other current liabilities. During the fourth quarter of 1995, the Company recorded a loss of $1.5 million to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value of $2.5 million. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to proceed with solicitation of these approvals and, if obtained, to complete the Sale of Rymer Seafood during the third quarter of 1996.

     RYMER CHICKEN - PLANT CITY
     During 1992, the Company decided to place its idle Plant City chicken facility and equipment for sale.

     The facility has not yet been sold. In January 1996, the Company entered into an agreement to lease the Plant City facility for a period of ten years. The lease of the property is not expected to be finalized until June 1996. The present value of the cash flows under the lease agreement supports the carrying value of the property of $1.6 million. Rymer Chicken-Plant City assets are classified as assets held for sale or lease at both January 27, 1996 and October 28, 1995.

     Reserves established in 1992 and 1993 are considered adequate to maintain the idle facility. The Company incurred costs related to maintaining the idle facility of approximately $14,000 during the first quarter of 1996 and $44,000 during the first quarter of 1995 which were charged to the reserve established for such losses during fiscal 1992 and 1993.


                                                            January 27,     October 28,
                                                               1996             1995
                                                            -----------     -----------
                                                                   (in thousands)
          CURRENT ASSETS HELD FOR SALE
          ----------------------------
          RYMER INTERNATIONAL SEAFOOD:
            Receivables                                        $ 5,424        $ 6,537
            Inventories                                          7,584          6,866
            Other current assets                                     9              8
                                                                ------         ------
              Total current assets                              13,017         13,411
            Net property, plant and
             equipment                                              41             43
                                                                ------         ------
              Total assets                                      13,058         13,454
            Less:  current liabilities                          (9,055)        (9,451)
                                                                ------         ------
            Net current assets held for sale
             before loss on disposition                          4,003          4,003
            Less:  reserve for loss on dis-
             position of assets held for sale                   (1,472)        (1,472)
                                                                ------         ------
            Net current assets held for sale                   $ 2,531        $ 2,531
                                                                ------         ------


     Sales for the discontinued Rymer International Seafood operation reflected in the accompanying condensed Consolidated Statements of Operations were $16.8 million in the first quarter of 1996 and $13.9 million in the first quarter of 1995.

6.   LONG-TERM DEBT AND LINES OF CREDIT
     Long-term debt consists of the following (in thousands):



                                                            January 27,     October 28,
                                                                1996            1995
                                                            -----------     -----------
          Banks, with interest of 1/2% over
           prime in 1996 and 1995                              $ 3,999        $ 8,127
          Senior Notes due December 15, 2000,
           with interest at 18%                                 19,765         18,133
          Other, including capitalized leases
           and amounts to related parties
          Due to former executives under restructured
           employment and consulting agreements                    255            656
          Other                                                     80             87
                                                                ------         ------
                                                                24,099         27,003
          Less amounts classified as current                    24,029         26,933
                                                                ------         ------
                                                               $    70         $   70
                                                                ------         ------
                                                                ------         ------



     As of January 27, 1996, October 28, 1995 and July 29, 1995, the Company was in violation of certain covenants under its Loan and Security Agreement with LaSalle. LaSalle agreed to waive these covenant violations for the third quarter of 1995. The Company was charged a financing fee in connection with execution of this waiver.

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

     On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed on the assumption that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default under the loan agreement existed at the time of the execution of these agreements. This event of default related to the non-payment of certain notes payable to former executives of the Company (the Affiliate Debt default). On February 22, 1996, the Company received a letter from LaSalle confirming that the waiver as of October 28, 1995 contained in the Letter Agreement was valid for the events of default specified in the Forbearance Agreement despite the subsequent determination of the Affiliate Debt default. The Company remains in default under the LaSalle agreement, however, due to non-payment of the Affiliate Debt.

     LaSalle also agreed to amend the Loan and Security Agreement in order to revise the next test date for the financial covenants to be as of February 24, 1996. On March 12, 1996, the Company and LaSalle entered into an Amendment to Loan Agreement that modified certain provisions of the Loan and Security Agreement between the Company and LaSalle, including covenants relating to financial amounts and ratios. The Company expects to be in compliance with such financial covenants, as so modified. However, there is no assurance that the Company will remain in compliance with the covenants, as modified. LaSalle has the right, upon the occurrence of an event of default, to terminate the credit facility and declare all loans due and payable on demand. The Company's bank indebtedness and indebtedness under the Senior Notes have been classified as current liabilities at both January 27, 1996 and October 28, 1995.


     In January 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and the former executives (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended October 28, 1995). The Company has deferred payment of this debt in order to conserve cash for use in operation of its business. The Company intends to continue to accrue interest on the debt at 9.5%. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior Note Indenture.While LaSalle has not waived this default, the Company believes that it is LaSalle's intention not to take any action as a result of the default. However, there can be no assurance that LaSalle will continue to forbear from taking action as a result of these defaults.

     In March of 1996, the Company entered into Supplement No. 1 to the Indenture (Supplemental Indenture) with Continental Stock Transfer and Trust Company as Trustee for the Senior Notes which was dated as of February 8, 1996. The Supplemental Indenture, which received the approval of a majority of the Senior Note holders, amended the Indenture to exclude the non-payment of the Affiliate Debt, and the resulting cross-default under any other debt that arises by reason of non-payment of the Affiliate Debt, from the definition of events of default under the Indenture. If another event of default occurs and continues under the Company's bank agreement with LaSalle, however, it would constitute an event of default under the Indenture, enabling the Trustee or the holders of 25% in aggregate principal amount of the Notes to declare the Notes to be immediately due and payable.

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

     At January 27, 1996 and October 28, 1995, the Company had a bank loan of $4.0 million and $8.1 million, respectively, outstanding under its line of credit with LaSalle for Rymer Meat. In addition, as of January 27, 1996 and October 28, 1995, $7.5 million and $8.2 million, respectively, was outstanding under the LaSalle line of credit for Rymer International Seafood. According to the proposed agreement to sell Rymer Seafood, the loan balance for Rymer Seafood is to be assumed by the buyers of Rymer Seafood.

     The Company's continuing Rymer Meat subsidiary had total lines of credit available under notes payable of $6.3 million at January 27, 1996 and $11.7 million at October 28, 1995 of which $2.3 million and $3.6 million, respectively, was unused.


     The Company's discontinued Seafood subsidiary had total lines of credit available under notes payable of $10.9 million at January 27, 1996 and $10.8 million at October 28, 1995 of which $0.9 million and $1.1 million, respectively, was unused.

     Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $2.5 million and $1.5 million at January 27, 1996 and October 28, 1995, respectively.

     The following table summarizes the activity of the Company's Senior Notes (in thousands):

          Senior Notes originally issued in connection
           with the 1993 Restructuring                                $19,977
          Interest payment-in-kind on June 15, 1993                     1,456
          Mandatory redemptions:
            June 1994                                                  (1,050)
            December 1994                                              (2,250)
                                                                        -----
          Senior Note principal outstanding at October 28, 1995        18,133
          Interest payment-in-kind on December 15, 1995                 1,632
                                                                        -----
          Senior Note principal outstanding at January 27, 1996       $19,765
                                                                       ------
                                                                       ------

     On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due of $1,632,000. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest was paid in cash. Accordingly, the Company recorded an additional interest charge of approximately $470,000 in the fourth quarter of 1995 related to this interest payment. There is doubt whether the Company will have funds available to pay its June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996.

     The Company may seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. There can be no assurances that such a restructuring will occur.

     The notes payable to former executives under the restructured employment and consulting agreements were amended in connection with the Restructuring (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended October 28, 1995). At October 28, 1995, the balance consisted of unsecured notes totalling $406,000 which bore interest at 9.5% per annum and matured on January 2, 1996 and non-interest bearing notes with a face value of $255,000 which were due and payable on January 2, 1996. The Company did not make the required payments under these notes, as discussed previously.


     The interest bearing notes payable were equal to, and were offset on January 2, 1996 against, notes receivable owed to the Company by the executives under stock purchase agreements. The notes receivable also bore interest at 9.5% per annum and were due January 1, 1996.

7.   INCOME TAXES
     In both 1996 and 1995, no provision for income taxes was recorded due to the loss from operations. The components of the net deferred tax asset recorded in the accompanying balance sheet as of January 27, 1996 has not changed significantly from balances as of October 28, 1995. The Company did not record any income tax benefit during the first quarter of 1996 because of the uncertainty of the utilization of the benefit. The Company continues to record a full valuation allowance for its deferred tax asset so that the balance of the net deferred tax asset at both January 27, 1996 and October 28, 1995 is zero.

8.   COMMITMENTS AND CONTINGENCIES
     The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $4.2 million and $4.1 million at January 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $2.9 million at both January 27, 1996 and October 28, 1995.


COMPUTATION OF EARNINGS PER SHARE

                                                ASSUMING PRIMARY DILUTION                ASSUMING FULL DILUTION
                                                -------------------------                ----------------------
                                                  Thirteen Weeks Ended                    Thirteen Weeks Ended
                                                  --------------------                    --------------------
                                             January 27,         January 28,         January 27,         January 28,
                                                1996                1995                1996                1995
                                             -----------         -----------         -----------         -----------
                                                            (In thousands, except per share amounts)


AVERAGE SHARES OUTSTANDING
  1  Average shares outstanding                  10,754              10,741              10,754              10,741
  2  Net additional shares outstanding
      assuming exercise of stock options            -                  297                   74                 297
                                                -------             -------             -------             -------
  3  Average number of common shares
      outstanding                                10,754              11,038              10,828              11,038
                                                -------             -------             -------             -------
                                                -------             -------             -------             -------

EARNINGS

  4  Income from continuing
      operations                                $(2,348)           $   (693)            $(2,348)           $   (693)
                                                -------             -------             -------             -------
                                                -------             -------             -------             -------
  5  Net loss                                   $(2,316)           $   (629)            $(2,316)           $   (629)
                                                -------             -------             -------             -------
                                                -------             -------             -------             -------
PER SHARE AMOUNTS

     Loss from continuing
      operations (line 4 / line 3)             $   (.22)           $   (.06)           $   (.21)(a)       $    (.06)
                                                -------             -------             -------             -------
                                                -------             -------             -------             -------
     Net loss
      (line 5 / line 3)                        $   (.22)           $   (.06)           $   (.22)          $    (.06)
                                                -------             -------             -------             -------
                                                -------             -------             -------             -------

NOTE - In all years, earnings per share was calculated using the treasury stock method.

(a) Amount is anti-dilutive; accordingly, primary earnings per share is disclosed for reporting purposes in accordance with generally accepted accounting principles.

                        RYMER FOODS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's consolidated results from operations are generated by its meat processing operation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the condensed consolidated financial statements, certain conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FIRST QUARTER OF 1996 VERSUS FIRST QUARTER OF 1995

Consolidated sales for the first quarter of 1996 of $12 million decreased from the first quarter of 1995 by $10 million or 45%. Sales decreased primarily due to reduced sales volume due to increased competition. A significant portion of the sales volume decrease resulted from the termination of sales to a major customer during the second quarter of 1995.

The Company experienced a decline in unit sales of approximately 49% primarily due to increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market and due to adverse weather conditions in certain areas of the country. The Company experienced an increase of 6.6% in the average selling price primarily due to a higher priced mix of products sold in 1996 as compared to 1995.

As compared to 1995, consolidated cost of sales decreased by $7.8 million or 39.5% while total gross profit decreased by $2.2 million or 100.9%. As a percentage of sales, the gross margin decreased to (0.2%) as compared to 9.7% in 1995.

Gross profit decreased compared to 1995 primarily due to decreased unit sales. The Company was unable to achieve reductions in certain factory expenses proportionate to the decline in sales. Factory expenses declined by 20% as compared to a 49% decrease in unit sales. The Company experienced increases in maintenance and depreciation expense. Increased maintenance and building improvements have been necessary primarily due to the age and condition of the current Meat facility. The Company is depreciating the building improvements over the building lease term which is through July 1996. Management is currently evaluating alternative building facilities and intends to relocate to a more efficient facility as soon as is practicable. Management is continuing to streamline its operations. The hourly work force has declined by approximately 24% at the end of the first quarter of 1996 versus 1995.

Selling, general and administrative expenses decreased by $875,000 or 39.8% in 1996 as compared to 1995. Administrative expenses decreased by $736,000. A reduction in goodwill amortization of $290,000 was experienced as compared to the first quarter of 1995 due to the required writedown of goodwill recorded in the Company's 1995 fourth quarter. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the remaining decrease of $445,000. Selling expenses decreased by $140,000 primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores and reduced salary expenses due to decreases in personnel.

INTEREST EXPENSE

Interest expense increased by $191,000 or 23.3% as compared to 1995. This increased was attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. There is doubt whether the Company will have funds available to pay its June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996. The Company recorded an additional interest charge of approximately $335,000 in the first quarter of 1996 related to the increase in the interest rate on the Senior Notes. After considering the increase in Senior Note interest of approximately $335,000, interest expense decreased by approximately $144,000 compared to 1995 due primarily to lower interest rates on the credit line facility due to the replacement of the higher-cost former credit facility with BA Business Credit Inc. with the LaSalle credit facility on April 7, 1995.

The Company may also seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. There can be no assurances that such a restructuring will occur.

OTHER INCOME

The Company earned other income of $184,000 in 1995 which was comprised primarily of consulting fees. The Company earned other income in 1996 of $6,000 consisting primarily of interest income.


DISCONTINUED OPERATIONS

On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets, based on balances as of January 27, 1996, would be approximately $12.2 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $7.5 million in bank debt and $1.7 million of other current liabilities. The Company recorded a loss of $1.5 million during the fourth quarter of 1995 to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value of $2.5 million. The net assets of Rymer Seafood have been classified as Assets Held For Sale on the consolidated balance sheets. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to seek these approvals and, if received, to complete the Sale of Rymer Seafood during the third quarter of 1996.

The Company recorded income related to its discontinued seafood operation during the first quarter of 1996 of $32,000 compared to income of $64,000 in 1995.

While Seafood sales increased by $2.9 million or 20.9% as compared to 1995, the decrease in income reflects increased raw material costs and increased operating expenses.

The Company continues to carry its idle Plant City, Florida property at its estimated net realizable value of $1.6 million. In January 1996, the Company entered into a preliminary agreement to lease the Plant City facility for a period of ten years. The lease of this property is not expected to be finalized until June 1996.

INCOME TAXES

In both 1996 and 1995, no provision for income taxes was recorded due to the loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer to fourteen days. Rymer International Seafood uses letters of credit for purchases of imported seafood.

The Company's cash management techniques involve the use of zero balance disbursement accounts. Check clearings are covered by advances from the Company's credit lines. Thus, in the absence of excess funds classified as cash equivalents, the Company's cash balances are credit balance accounts representing outstanding checks. The Company classified such credit balances as accounts payable in the condensed consolidated financial statements as of January 27, 1996 and October 28, 1995.

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

As of January 27, 1996, October 28, 1995 and July 29, 1995, the Company was in violation of certain financial covenants under its Loan and Security Agreement with LaSalle. LaSalle agreed to waive these covenant violations for the third quarter of 1995. The Company was charged a financing fee in connection with execution of this waiver.

In response to the October 28, 1995 violations, on January 5, 1996, LaSalle and the Company entered into a Forbearance Agreement and Amendment. Under this agreement, which was subsequently amended, LaSalle agreed to temporarily forbear from exercising its remedies under the Loan and Security Agreement. In addition, the Loan Agreement was amended to, among other things, reduce advance rates for inventories and, for purposes of computing interest, loan payments are applied by the bank on the second business day after available funds are received.

On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed on the assumption that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default under the loan agreement existed at the time of the execution of these agreements. This event of default related to the non-payment of certain notes payable to former executives of the Company (the Affiliate Debt default). On February 22, 1996, the Company received a letter from LaSalle confirming that the waiver as of October 28, 1995 contained in the Letter Agreement was valid for the specified events of default despite the subsequent determination of the Affiliate Debt default. The Company remains in default under the LaSalle agreement, however, due to non-payment of the Affiliate Debt.

In the Letter Agreement, LaSalle also agreed to amend the Loan and Security Agreement in order to revise the next test date for the financial covenants to be as of February 24, 1996. On March 12, 1996, the Company and LaSalle entered into an Amendment to Loan Agreement that modified certain provisions of the Loan and Security Agreement between the Company and LaSalle, including covenants relating to financial amounts and ratios. The Company expects to be in compliance with such financial covenants, as so modified. However, there is no assurance that the Company will remain in compliance with the covenants, as modified. LaSalle has the right, upon the occurrence of an event of default, to terminate the credit facility and declare all loans due and payable on demand. The Company's bank indebtedness and indebtedness under the Senior Notes have been classified as current liabilities at both January 27, 1996 and October 28, 1995.

In January of 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and the former executives (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended October 28, 1995). The Company has deferred payment of this debt in order to conserve cash for use in operation of its business. The Company intends to continue to accrue interest on the debt at 9.5%. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior Note Indenture. While LaSalle has not waived this default, the Company believes that it is LaSalle's intention not to take any action as a result of the default. However, there can be no assurance that LaSalle will continue to forbear from taking action as a result of these defaults.

In March of 1996, the Company entered into Supplement No. 1 to the Indenture (Supplemental Indenture) with Continental Stock Transfer and Trust Company as Trustee for the Senior Notes which was dated as of February 8, 1996. The Supplemental Indenture, which received the approval of a majority of the Senior Note holders, amended the Indenture to exclude the non-payment of the Affiliate Debt, and the resulting cross-default under any other debt that arises by reason of non-payment of the Affiliate Debt, from the definition of events of default under the Indenture. If another event of default occurs and continues under the Company's bank agreement with LaSalle, however, it would constitute an event of default under the Indenture, enabling the Trustee or the holders of 25% in aggregate principal amount of the Notes to declare the Notes to be immediately due and payable.

At January 27, 1996 and October 28, 1995, the Company had a bank loan of $4.0 million and $8.1 million, respectively, outstanding under its line of credit with LaSalle for Rymer Meat. In addition, as of January 27, 1996 and October 28, 1995, $7.5 million and $8.2 million, respectively, was outstanding under the LaSalle line of credit for Rymer International Seafood. According to the proposed agreement to sell Rymer Seafood, the loan balance for Rymer Seafood is to be assumed by the buyers of Rymer Seafood.

The bank loan and other liabilities to be assumed by the buyer of Rymer Seafood have been netted against the assets to be sold and are shown as Assets Held For Sale, net in the Consolidated Balance Sheets. (See Note 5 to the condensed consolidated financial statements.)

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

The Company had a net working capital deficit at January 27, 1996 of $13.8 million which is a decrease in working capital of $1.8 million as compared to a working capital deficit of $12 million at October 28, 1995. The decrease was primarily due to a decrease in current assets of $6.4 million partially offset by a decrease in current liabilities of $4.6 million.

Accounts receivable decreased by $1.7 million primarily due to decreased sales. Inventories decreased by $4.6 million due to decreased purchasing along with efforts by the Company to reduce inventories in order to reduce debt.

Current liabilities decreased due to a decrease in bank loans of $4.1 million, a decrease in accrued liabilities of $1.5 million, and decreases in accounts payable and other long-term debt of $0.2 million and $0.4 million, respectively. These decreases were partially offset by an increase in the principal amount of Senior Notes of $1.6 million.

The decrease in accrued expenses is primarily attributable to the payment of Senior Note interest of $1.6 million on December 15, 1995 by the issuance of new Senior Notes. Other long-term debt decreased due to the offset of note payables of approximately $406,000 against notes receivable of approximately the same amount on January 2, 1996. The notes receivable were classified as a reduction of stockholders' equity as they related to stock purchase agreements.

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

The Company's continuing Rymer Meat subsidiary had total lines of credit available under notes payable of $6.3 million at January 27, 1996 and $11.7 million at October 28, 1995 of which $2.3 million and $3.6 million, respectively, was unused.

The Company's discontinued Seafood subsidiary had total lines of credit available under notes payable of $10.9 million at January 27, 1996 and $10.8 million at October 28, 1995 of which $0.9 million and $1.1 million, respectively, was unused.

Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $2.5 million and $1.5 million at January 27, 1996 and October 28, 1995, respectively.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $4.2 million and $4.1 million at January 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $2.9 million as of both January 27, 1996 and October 28, 1995.

At October 28, 1995, the Company had an operating loss carryforward for tax reporting purposes of approximately $31.2 million. See Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended October 28, 1995 for expiration dates of the carryforwards. The utilization of operating loss carryforwards is expected to enhance future cash flow by reducing cash outlays which would otherwise be required for income tax payments.

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

                        RYMER FOODS INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits filed:

  10.1 Supplement No. 1, dated as of February 8, 1996, to the Indenture dated as of April 7, 1993 between Rymer Foods Inc. and Continental Stock Transfer & Trust Company as Trustee for Rymer Foods Inc. 11% Senior Notes due 2000 (filed herewith).

  10.2 Amendment to Loan Agreement, dated as of February 24, 1996, by and among Rymer Meat Inc., Rymer International Seafood Inc., Rymer Foods Inc. and LaSalle National Bank (filed herewith).

  11 Computations of earnings per share are included in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

         Exhibits incorporated by reference:

  13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 28, 1995 (Incorporated by reference).

  21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22 to the Annual Report of Form 10-K of Rymer Foods Inc. for the fiscal year ended October 28, 1995.)

  (b)    Reports on Form 8-K:

            None

                                RYMER FOODS INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RYMER FOODS INC.
                                  (Registrant)



                                  By /s/       Edward M. Hebert
                                    --------------------------------------------
                                    Edward M. Hebert, Senior Vice President,
                                    Chief Financial Officer and Treasurer



Date:  March 12, 1996