Form 10-Q
period 1996-04-27
RYMER FOODS INC
filed 1996-06-11
CIK 56871

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

For the quarterly period ended                   April 27, 1996
                               -------------------------------------------------

                                       OR

[     ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from           -          to            -
                               --------------------     -----------------------
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

Registrant had 10,754,086 shares of common stock outstanding as of June 10, 1996.

- --------------------------------------------------------------------------------



                          This report consists of 20 pages.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          RYMER FOODS INC. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                                     (unaudited)

                                                     April 27,      October 28,
                                                       1996             1995
                                                     ---------      -----------
                                                        (in thousands)
                   ASSETS
CURRENT ASSETS:
  Receivables, net                                    $  2,688       $  4,678
  Inventories                                            4,965         12,119
  Assets held for sale, net                              2,531          2,531
  Other                                                    449            766
                                                      --------       --------
    TOTAL CURRENT ASSETS                                10,633         20,094
                                                      --------       --------
PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements                             1,735          1,441
  Machinery and equipment                                6,661          6,555
                                                      --------       --------
                                                         8,396          7,996
  Less accumulated depreciation and amortization         6,529          6,008
                                                      --------       --------
                                                         1,867          1,988
                                                      --------       --------
OTHER:
  Assets held for sale or lease                          1,600          1,600
  Other                                                    713            920
                                                      --------       --------
                                                      $ 14,813       $ 24,602
                                                      --------       --------
                                                      --------       --------
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt:
   Banks                                              $  3,230       $  8,127
   Senior Notes                                         19,765         18,133
   Other, primarily amounts to related parties             186            673
  Accounts payable                                         480            829
  Accrued liabilities                                    2,939          4,328
                                                      --------       --------
    TOTAL CURRENT LIABILITIES                           26,600         32,090
                                                      --------       --------
LONG-TERM DEBT:
  Other                                                     70             70

OTHER NON-CURRENT LIABILITIES                              731            772
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $1 par - 20,000,000 shares
   authorized; 10,754,086 shares outstanding
   in 1996 and 10,753,934 shares outstanding
   in 1995 after deducting treasury shares of
   225,031 in 1996 and 225,183 in 1995                  10,754         10,754
  Additional paid-in capital                            44,363         44,363
  Retained deficit                                     (67,705)       (63,041)
  Notes receivable from sale of common shares
   to related parties                                      -             (406)
                                                      --------       --------
    TOTAL STOCKHOLDERS' DEFICIT                        (12,588)        (8,330)
                                                      --------       --------
                                                      $ 14,813       $ 24,602
                                                      --------       --------
                                                      --------       --------

See accompanying notes.

                          RYMER FOODS INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                                     (Unaudited)

                                     Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                     ----------------------  ----------------------
                                      April 27,   April 29,   April 27,   April 29,
                                        1996        1995        1996        1995
                                     ----------  ----------  ----------  ----------
                                                 (Restated)              (Restated)
                                          (in thousands except per share data)
Net sales                               $10,689     $19,521     $22,668     $41,500
Cost of sales                            10,918      17,436      22,917      37,274
                                        -------     -------     -------     -------
Gross profit (loss)                        (229)      2,085        (249)      4,226

Selling, general and
 administrative expenses                  1,189       2,677       2,513       4,876
                                        -------     -------     -------     -------
Operating loss                           (1,418)       (592)     (2,762)       (650)

Interest expense                          1,051         957       2,061       1,776
Other income                                 -         (129)         (6)       (313)
                                        -------     -------     -------     -------

Loss from continuing operations          (2,469)     (1,420)     (4,817)     (2,113)
Income from discontinued operations         121         312         153         376
                                        -------     -------     -------     -------

Net loss                                $(2,348)    $(1,108)    $(4,664)    $(1,737)
                                        -------     -------     -------     -------
                                        -------     -------     -------     -------
Per common share data:
 Primary:
  Loss from continuing operations       $  (.23)    $  (.13)    $  (.45)    $  (.19)
                                        -------     -------     -------     -------
                                        -------     -------     -------     -------
  Net loss                              $  (.22)    $  (.10)    $  (.43)    $  (.16)
                                        -------     -------     -------     -------
                                        -------     -------     -------     -------
 Fully diluted:
  Loss from continuing operations       $  (.23)    $  (.13)    $  (.45)    $  (.19)
                                        -------     -------     -------     -------
                                        -------     -------     -------     -------
  Net loss                              $  (.22)    $  (.10)    $  (.43)    $  (.16)
                                        -------     -------     -------     -------
                                        -------     -------     -------     -------
Average shares outstanding
  Primary                            10,754,000  10,895,000  10,754,000  10,975,000
                                     ----------  ----------  ----------  ----------
                                     ----------  ----------  ----------  ----------
  Fully diluted                      10,754,000  10,895,000  10,754,000  10,975,000
                                     ----------  ----------  ----------  ----------
                                     ----------  ----------  ----------  ----------

See accompanying notes.

                          RYMER FOODS INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                     (unaudited)

                                                                            Twenty-Six Weeks Ended
                                                                        ------------------------------
                                                                        April 27, 1996  April 29, 1995
                                                                        --------------  --------------
                                                                                          (Restated)
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations                                          $(4,817)        $ (2,113)
  Non-cash adjustments to income (loss):
    Depreciation                                                               521              295
    Amortization of other assets                                               100              892
    Other non-cash expense (income)                                             -               (15)
    Provision for bad debts                                                    166              540
  Payment-in-kind interest on Senior Notes                                   1,730               -
  Net decrease (increase) to accounts receivable                             1,824             (439)
  Net decrease (increase) to inventories                                     7,155           (9,346)
  Net decrease to other current and long-term assets                           423              142
  Net decrease to accounts payable and accrued expenses                     (1,834)          (1,680)
                                                                           -------         --------
  Net cash flows from operating activities of
   continuing operations                                                     5,268          (11,724)
  Net cash flows from operating activities of
   discontinued operations                                                   3,278             (403)
                                                                           -------         --------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                                  8,546          (12,127)
                                                                           -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (400)            (344)
  Other                                                                        (34)              (9)
  Net cash flows from investing activities of discontinued operations           (5)             (24)
                                                                           -------         --------
  NET CASH FLOWS FROM INVESTING ACTIVITIES                                    (439)            (377)
                                                                           -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line-of-credit facilities               (4,897)          13,492
  Principal payments on debt                                                   (81)          (2,270)
  Proceeds from borrowings                                                      -                25
  Proceeds from issuance of common stock                                        -                22
  Net cash flows from financing activities
   of discontinued operations                                               (3,129)            (606)
                                                                           -------         --------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                                  (8,107)          10,663
                                                                           -------         --------

Net change in cash and cash equivalents                                         -            (1,841)
Cash and cash equivalents balance at beginning of year                          -             1,841
                                                                           -------         --------
Cash and cash equivalents balance at end of second quarter                 $    -           $    -
                                                                           -------         --------
                                                                           -------         --------

Supplemental cash flow information:
  Interest paid                                                            $   316         $  1,596
                                                                           -------         --------
                                                                           -------         --------
  Income taxes paid, net of refunds                                        $    15         $    632
                                                                           -------         --------
                                                                           -------         --------

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

    In the first half of 1996, the Company reported a decrease in net sales from continuing operations as compared to the first half of 1995 of 45% principally due to the loss of certain major customers and increased competition. In 1995, the Company reported a net loss from continuing operations of $29.6 million, its fourth loss from continuing operations before extraordinary item in the last five years. In the first quarter of 1996, the Company was informed that its supply contracts with restaurants owned by Darden Restaurants would not be renewed. Sales to these restaurant chains comprised approximately 21.5% and 15.7% of net sales from continuing operations in the first half of 1996 and 1995, respectively. At April 27, 1996, the Company had a stockholders' deficit of $12.6 million.

    As explained more fully in Note 6, the Company was not in compliance at July 29, 1995, October 28, 1995 and January 27, 1996 with certain covenants contained in the loan agreement between the Company and LaSalle National Bank (LaSalle). It is likely that in 1996, the Company will continue to be in violation of certain covenants contained in the loan agreement, unless such covenants are modified or waived. The Company is renegotiating certain of these covenants, but there is no assurance that it will be successful in this regard. In addition, an event of default under the LaSalle Agreement and a cross-default under the Senior Note Indenture existed at January 27, 1996 and October 28, 1995 due to the non-payment of certain notes to former affiliates in January 1996 (See Note 6). The Company received a waiver of such event of default under the Indenture in March 1996 with an effective date as of February 8, 1996. The payment terms of these notes were revised during the second quarter of 1996.

    These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Management believes that the Company's future success is dependent upon reversing the sales decline experienced in 1995 and the first half of 1996 and the continued reduction of operating costs. The Company is pursuing new sales opportunities while continuing to streamline its production process and reduce other costs. Significant expense and personnel reductions implemented during the fourth quarter of 1995, including an approximate 20% reduction of the Company's work force, are expected to reduce wage, salary and other expenses by approximately $4.0 million in 1996.

3.  RECEIVABLES
    Receivables are net of allowances for doubtful accounts of $519,000 at April 27, 1996 and $353,000 at October 28, 1995.

4.  INVENTORIES
    Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at April 27, 1996 and October 28, 1995 was:


                                       April 27, 1996   October 28, 1995
                                       --------------   ----------------
                                                (in thousands)
         Raw materials                     $2,353            $ 6,415
         Finished goods                     2,612              5,704
                                           ------            -------
         Total                             $4,965            $12,119
                                           ------            -------
                                           ------            -------

5.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE OR LEASE
    The accompanying consolidated financial statements reflect the operations of the Company's Seafood subsidiary as a discontinued operation for accounting purposes.

    RYMER INTERNATIONAL SEAFOOD
    On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets, based on balances as of April 27, 1996, will be approximately $9.5 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $5.1 million in bank debt and $1.4 million of other current liabilities. During the fourth quarter of 1995, the Company recorded a loss of $1.5 million to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value of $2.5 million. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to proceed with solicitation of these approvals and, if obtained, to complete the Sale of Rymer Seafood during the third quarter of 1996.

    RYMER CHICKEN - PLANT CITY
    During 1992, the Company decided to place its idle Plant City chicken facility and equipment for sale.

    In January 1996, the Company entered into an agreement to lease the Plant City facility for a period of ten years. The lease of the property has not been finalized and there can be no assurances in this regard.
    The present value of the cash flows under the lease agreement supports the carrying value of the property of $1.6 million. Rymer Chicken-Plant City assets are classified as assets held for sale or lease at both
    April 27, 1996 and October 28, 1995.

    Reserves established in 1992 and 1993 are considered adequate to maintain the idle facility. The Company incurred costs related to maintaining the idle facility of approximately $25,000 during the first half of 1996 and $34,000 during the first half of 1995 which were charged to the reserve established for such losses during fiscal 1992 and 1993.

                                                        April 27,  October 28,
                                                          1996         1995
                                                        ---------  -----------
                                                            (in thousands)
         Current Assets Held for Sale
         ----------------------------
         RYMER INTERNATIONAL SEAFOOD:
           Receivables                                   $ 4,661     $ 6,537
           Inventories                                     5,696       6,866
           Other current assets                               12           8
                                                         -------     -------
             Total current assets                         10,369      13,411
           Net property, plant and
            equipment                                         37          43
                                                         -------     -------
             Total assets                                 10,406      13,454
           Less:  current liabilities                     (6,403)     (9,451)
                                                         -------     -------
           Net current assets held for sale
            before loss on disposition                     4,003       4,003
           Less:  reserve for loss on dis-
            position of assets held for sale              (1,472)     (1,472)
                                                         -------     -------
           Net current assets held for sale              $ 2,531     $ 2,531
                                                         -------     -------
                                                         -------     -------

    Sales for the discontinued Rymer International Seafood operation reflected in the accompanying condensed Consolidated Statements of Operations were $31.4 million in the first half of 1996 and $30.6 million in the first half of 1995.

6.  LONG-TERM DEBT AND LINES OF CREDIT
    Long-term debt consists of the following (in thousands):

                                                        April 27,  October 28,
                                                          1996         1995
                                                        ---------  -----------
         Banks, with interest of 1/2% over
          prime in 1996 and 1995                         $ 3,230     $ 8,127
         Senior Notes due December 15, 2000,
          with interest at 18%                            19,765      18,133
         Other, including capitalized leases
          and amounts to related parties
         Due to former executives under restructured
          employment and consulting agreements               186         656
         Other                                                70          87
                                                         -------     -------
                                                          23,251      27,003
         Less amounts classified as current               23,181      26,933
                                                         -------     -------
                                                         $    70     $    70
                                                         -------     -------
                                                         -------     -------

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

    On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed on the assumption that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default under the loan agreement existed at the time of the execution of these agreements. This event of default related to the non-payment of certain notes payable to former executives of the Company (the Affiliate Debt default). On February 22, 1996, the Company received a letter from LaSalle confirming that the waiver as of October 28, 1995 contained in the Letter Agreement was valid for the events of default specified in the Forbearance Agreement despite the subsequent determination of the Affiliate Debt default. As discussed below, the Company has negotiated revised payment terms for the Affiliate Debt. Accordingly, the Company's indebtedness under the LaSalle agreement may not be accelerated due to non-payment of the Affiliate Debt.

    In the Letter Agreement, LaSalle also agreed to amend the Loan and Security Agreement in order to revise the next test date for the financial covenants to be as of February 24, 1996. On March 12, 1996, the Company and LaSalle entered into an Amendment to Loan Agreement that modified certain provisions of the Loan and Security Agreement between the Company and LaSalle, including covenants relating to financial amounts and ratios. The Company was in compliance with such modified financial covenants, as of April 27, 1996. However, there is no assurance that the Company will remain in compliance with the covenants, as modified. LaSalle has the right, upon the occurrence of an event of default, to terminate the credit facility and declare all loans due and payable on demand. The Company's bank indebtedness and indebtedness under the Senior Notes have been classified as current liabilities at both April 27, 1996 and October 28, 1995.

    In January 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and former executives (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended October 28, 1995). The Company deferred payment of this debt in order to conserve cash for use in operation of its business. The Company has continued to accrue interest on the debt at 9.5%. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior Note Indenture. While LaSalle did not waive this default, no action was taken by LaSalle as a result of the default. In March and April 1996, the Company made partial payments to the former executives. The Company has negotiated revised payment terms with the former executives whereby the remaining debt due to them will be paid in installments.

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

    The Senior Notes were issued pursuant to the Indenture between the Company and Continental Stock Transfer and Trust Company, as Trustee (the Indenture). The Senior Notes bear interest at 11% payable semi-annually in arrears on June 15 and December 15. Through December 15, 1996, the Company may issue additional Senior Notes in payment of interest to the extent that the Company lacks sufficient available cash (as defined in the Indenture) to pay the interest in cash. For interest paid by the issuance of additional Senior Notes after June 15, 1993, and through December 15, 1996, the interest rate will be increased to 18% per annum.

    At April 27, 1996 and October 28, 1995, the Company had a bank loan of $3.2 million and $8.1 million, respectively, outstanding under its line of credit with LaSalle for Rymer Meat. In addition, as of April 27, 1996 and October 28, 1995, $5.1 million and $8.2 million, respectively, was outstanding under the LaSalle line of credit for Rymer Seafood. According to the proposed agreement to sell Rymer Seafood, the loan balance for Rymer Seafood is to be assumed by the buyers of Rymer Seafood.

    The Company's continuing Rymer Meat subsidiary had total lines of credit available under notes payable of $3.7 million at April 27, 1996 and $11.7 million at October 28, 1995 of which $0.5 million and $3.6 million, respectively, was unused.

    The Company's discontinued Seafood subsidiary had total lines of credit available under notes payable of $9 million at April 27, 1996 and $10.8 million at October 28, 1995 of which $1.5 million and $1.1 million, respectively, was unused.

    Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $2.4 million and $1.5 million at April 27, 1996 and October 28, 1995, respectively.

    The following table summarizes the activity of the Company's Senior Notes (in thousands):

         Senior Notes originally issued in connection
          with the 1993 Restructuring                               $19,977
         Interest payment-in-kind on June 15, 1993                    1,456
         Mandatory redemptions:
           June 1994                                                 (1,050)
           December 1994                                             (2,250)
                                                                    -------
         Senior Note principal outstanding at October 28, 1995       18,133
         Interest payment-in-kind on December 15, 1995                1,632
                                                                    -------
         Senior Note principal outstanding at April 27, 1996        $19,765
                                                                    -------
                                                                    -------

    On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due of $1,632,000. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest was paid in cash. Accordingly, the Company recorded an additional interest charge of approximately $470,000 in the fourth quarter of 1995 related to this interest payment. The Company does not expect to have funds available to pay its June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996.

    The Company may seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. This restructuring could involve the conversion of some or all of the Company's senior notes into equity. There can be no assurances, however, that such a restructuring will occur.

    The notes payable to former executives under the restructured employment and consulting agreements were amended in connection with the Restructuring (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended October 28, 1995). At October 28, 1995, the balance consisted of unsecured notes totalling $406,000 which bore interest at 9.5% per annum and matured on January 2, 1996 and non-interest bearing notes with a face value of $255,000 which were due and payable on January 2, 1996. As discussed previously, the Company did not make the required payments under these notes on January 2, 1996. However, the Company negotiated revised payment terms and made partial payments under these notes in March and April of 1996.

    The interest bearing notes payable were equal to, and were offset on January 2, 1996 against, notes receivable owed to the Company by the executives under stock purchase agreements. The notes receivable also bore interest at 9.5% per annum and were due January 1, 1996.

7.  INCOME TAXES
    In both 1996 and 1995, no provision for income taxes was recorded due to the loss from operations. The components of the net deferred tax asset recorded in the accompanying balance sheet as of April 27, 1996 has not changed significantly from balances as of October 28, 1995. The Company did not record any income tax benefit during the first half of 1996 because of the uncertainty of the utilization of the benefit. The Company continues to record a full valuation allowance for its deferred tax asset so that the balance of the net deferred tax asset at both April 27, 1996 and October 28, 1995 is zero.

8.  COMMITMENTS AND CONTINGENCIES
    The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $1.7 million and $4.1 million at April 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $1.6 million and $2.9 million at April 27, 1996 and October 28, 1995, respectively.

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

FIRST HALF OF 1996 VERSUS FIRST HALF OF 1995

Consolidated sales for the first half of 1996 of $22.7 million decreased from the first half of 1995 by $18.8 million or 45%. Sales decreased primarily due to reduced sales volume due to increased competition. A significant portion of the sales volume decrease resulted from the termination of sales to a major customer during the second quarter of 1995.

The Company experienced a decline in unit sales of approximately 43% primarily due to the loss of certain major customers and increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market and due to adverse weather conditions in certain areas of the country during the first quarter of 1996. The Company experienced a decrease of 4.3% in the average selling price primarily due to price reductions.

As compared to 1995, consolidated cost of sales decreased by $14.4 million or 38.5% while total gross profit decreased by $4.5 million or 105.9%. As a percentage of sales, the gross margin decreased to (1.1%) as compared to 10.2% in 1995.

Gross profit decreased compared to 1995 primarily due to decreased unit sales. The Company was unable to achieve reductions in certain factory expenses proportionate to the decline in sales. Factory expenses declined by 24% as compared to a 43% decrease in unit sales. The Company experienced increases in maintenance and depreciation expense. Increased maintenance and building improvements have been necessary primarily due to the age and condition of the current Meat facility. The Company is depreciating the building improvements over the building lease term which is through July 1996. Management is currently negotiating a new lease for its existing facility. Management is also pursuing the possibility of relocating in the future. Management is continuing to streamline its operations. The hourly work force has declined by approximately 35% at the end of the first half of 1996 versus 1995.

Selling, general and administrative expenses decreased by $2.4 million or 48.5% in 1996 as compared to 1995. Administrative expenses decreased by $1.8 million. A reduction in goodwill amortization of $0.6 million was experienced as compared to the first half of 1995 due to the required writedown of goodwill recorded in the Company's 1995 fourth quarter. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the remaining decrease of $1.2 million. Selling expenses decreased by $0.6 million primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores and reduced salary expenses due to decreases in personnel.

INTEREST EXPENSE

Interest expense increased by $285,000 or 16% as compared to 1995. This increased was attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. The Company does not expect to have funds available to pay its June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996. The Company recorded an additional Senior Note interest of approximately $690,000 in the first half of 1996 primarily due to the increase in the interest rate on the Senior Notes. After considering the increase in Senior Note interest of approximately $690,000, interest expense decreased by approximately $405,000 compared to 1995 due primarily to lower interest rates on the credit line facility and lower interest expense related to amortization of bank costs due to the replacement of the higher-cost former credit facility with BA Business Credit Inc. with the LaSalle credit facility on April 7, 1995.

The Company may also seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. This restructuring could involve the conversion of some or all of the Company's Senior Notes into equity. There can be no assurances that such a restructuring will occur.

OTHER INCOME

The Company earned other income of $313,000 in 1995 which was comprised primarily of consulting fees. The Company earned other income in 1996 of $6,000 consisting primarily of interest income.

SECOND QUARTER OF 1996 VERSUS SECOND QUARTER OF 1995

Consolidated sales for the second quarter of 1996 of $10.7 million decreased from the second quarter of 1995 by $8.8 million or 45%. Sales decreased primarily due to reduced sales volume due to increased competition. A significant portion of the sales volume decrease resulted from the termination of sales to a major customer during the second quarter of 1995.

The Company experienced a decline in unit sales of approximately 36% primarily due to increased competition. The Company experienced a decrease of 14.2% in the average selling price primarily due to price reductions and a lower priced mix of products sold in the second quarter of 1996 versus 1995.

As compared to 1995, consolidated cost of sales decreased by $6.5 million or 37.4% while total gross profit decreased by $2.3 million or 111%. As a percentage of sales, the gross margin decreased to (2.1%) as compared to 10.7% in 1995.

Gross profit decreased compared to 1995 primarily due to decreased unit sales. The Company was unable to achieve reductions in certain factory expenses proportionate to the decline in sales. Factory expenses declined by 29% as compared to a 36% decrease in unit sales. The Company experienced increases in maintenance and depreciation expense. Increased maintenance and building improvements have been necessary primarily due to the age and condition of the current Meat facility. The Company is depreciating the building improvements over the building lease term which is through July 1996. Management is currently negotiating a new lease for its existing facility. Management is also pursuing the possibility of relocating. Management is continuing to streamline its operations. The hourly work force has declined by approximately 35% at the end of the second quarter of 1996 versus 1995.

Selling, general and administrative expenses decreased by $1.5 million or 55.6% as compared to 1995. Administrative expenses decreased by $1.0 million. A reduction in goodwill amortization of $0.3 million was experienced as compared to the second quarter of 1995 due to the required writedown of goodwill recorded in the Company's 1995 fourth quarter. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the remaining decrease of $0.7 million. Selling expenses decreased by $0.5 million primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores and reduced salary expenses due to decreases in personnel.

INTEREST EXPENSE

Interest expense increased by $94,000 or 9.8% as compared to 1995. This increase was attributable to increased interest expense on the Company's 11% Senior Notes. The Company recorded additional Senior Note interest of approximately $390,000 in the second quarter of 1996 primarily due to the increase in the interest rate on the Senior Notes from 11% to 18% because the Company intends to pay interest by issuing additional Senior Notes versus payment of cash interest. After considering the increase in Senior Note interest of approximately $390,000, interest expense decreased by approximately $296,000 compared to 1995 due primarily to lower interest rates on the credit line facility and lower interest expense related to amortization of bank costs due to the replacement of the higher-cost former credit facility with BA Business Credit Inc. with the LaSalle credit facility on April 7, 1995 and due to lower borrowings under bank lines of credit primarily due to lower inventory balances.

OTHER INCOME

The Company earned other income of $129,000 in the second quarter of 1995 which was comprised primarily of consulting fees.

DISCONTINUED OPERATIONS

On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets, based on balances as of April 27, 1996, would be approximately $9.5 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $5.1 million in bank debt and $1.4 million of other current liabilities. The Company recorded a loss of $1.5 million during the fourth quarter of 1995 to reduce the carrying value of the net assets of Rymer Seafood to their estimated net realizable value of $1.5 million. The net assets of Rymer Seafood have been classified as Assets Held For Sale on the consolidated balance sheets. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to seek these approvals and, if received, to complete the Sale of Rymer Seafood during the third quarter of 1996.

The Company recorded income related to its discontinued seafood operation during the first half of 1996 of $153,000 compared to income of $376,000 in 1995.

Seafood sales increased by $0.8 million or 2.5% as compared to 1995. Seafood sales volume increased by 16.2%. Income increased at a lower rate due to higher raw material costs along with a decrease in the average sales price per pound of 11.8%.

The Company continues to carry its idle Plant City, Florida property at its estimated net realizable value of $1.6 million. In January 1996, the Company entered into an agreement to lease the Plant City facility for a period of ten years. The lease of this property has not been finalized and there can be no assurances in this regard.

INCOME TAXES

In both 1996 and 1995, no provision for income taxes was recorded due to the loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer to fourteen days. Rymer Seafood uses letters of credit for purchases of imported seafood.

The Company's cash management techniques involve the use of zero balance disbursement accounts. Check clearings are covered by advances from the Company's credit lines. In the absence of excess funds classified as cash equivalents, the Company's cash balances are credit balance accounts representing outstanding checks. The Company classified such credit balances as accounts payable in the condensed consolidated financial statements as of April 27, 1996 and October 28, 1995.

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

On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed on the assumption that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default under the loan agreement existed at the time of the execution of these agreements. This event of default related to the non-payment of certain notes payable to former executives of the Company (the Affiliate Debt default). On February 22, 1996, the Company received a letter from LaSalle confirming that the waiver as of October 28, 1995 contained in the Letter Agreement was valid for the specified events of default despite the subsequent determination of the Affiliate Debt default. As discussed below, the Company has negotiated revised payment terms for the Affiliate Debt. Accordingly, the Company's indebtedness under the LaSalle agreement may not be accelerated due to non-payment of the Affiliate Debt.

In the Letter Agreement, LaSalle also agreed to amend the Loan and Security Agreement in order to revise the next test date for the financial covenants to be as of February 24, 1996. On March 12, 1996, the Company and LaSalle entered into an Amendment to the Loan Agreement that modified certain provisions of the Loan and Security Agreement between the Company and LaSalle, including covenants relating to financial amounts and ratios. The Company was in compliance with such modified financial covenants as of April 27, 1996. However, there is no assurance that the Company will remain in compliance with the covenants, as modified. In particular, the Company anticipates that it will be in violation of a covenant that limits the Company's cumulative loss through May 30, 1996 of the current fiscal year.
The Company intends to continue its discussions with LaSalle Bank and to seek to arrive at a mutually satisfactory arrangement with such Bank. There can be no assurances, however, that such an arrangement will be agreed upon. LaSalle has the right, upon the occurrence of an event of default, to terminate the credit facility and declare all loans due and payable on demand. The
Company's bank indebtedness and indebtedness under the Senior Notes have been classified as current liabilities at both April 27, 1996 and October 28, 1995.

In January of 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and the former executives (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended October 28, 1995). The Company deferred payment of this debt in order to conserve cash for use in operation of its business. The Company has continued to accrue interest on the debt at 9.5%. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior Note Indenture. While LaSalle did not waive this default, no action was taken by LaSalle as a result of the default. In March and April 1996, the Company made partial principal payments to the former executives. The Company has negotiated revised payment terms with the former executives whereby the remaining debt due to them will be paid in installments.

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

At April 27, 1996 and October 28, 1995, the Company had a bank loan of $3.2 million and $8.1 million, respectively, outstanding under its line of credit with LaSalle for Rymer Meat. In addition, as of April 27, 1996 and October 28, 1995, $5.1 million and $8.2 million, respectively, was outstanding under the LaSalle line of credit for Rymer Seafood. According to the proposed agreement to sell Rymer Seafood, the loan balance for Rymer Seafood is to be assumed by the buyers of Rymer Seafood.

The bank loan and other liabilities to be assumed by the buyer of Rymer Seafood have been netted against the assets to be sold and are shown as Assets Held For Sale, net in the Consolidated Balance Sheets. (See Note 5 to the condensed consolidated financial statements.)

On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due of $1,632,000.
According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. The Company does not expect to have funds available to pay its June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996.

The Company had a net working capital deficit at April 27, 1996 of $16.0 million which is a decrease in working capital of $4 million as compared to a working capital deficit of $12 million at October 28, 1995. The decrease was due to a decrease in current assets of $9.5 million partially offset by a decrease in current liabilities of $5.5 million.

Accounts receivable decreased by $2.0 million primarily due to decreased sales. Inventories decreased by $7.2 million due to decreased purchasing along with efforts by the Company to reduce inventories in order to reduce debt. Other assets decreased by $0.3 million due to the amortization of prepaid expenses.

Current liabilities decreased due to a decrease in bank loans of $4.9 million, a decrease in accrued liabilities of $1.4 million, and decreases in accounts payable and other long-term debt of $0.3 million and $0.5 million, respectively. These decreases were partially offset by an increase in the principal amount of Senior Notes of $1.6 million.

The decrease in accrued expenses is primarily attributable to the payment of Senior Note interest of $1.6 million on December 15, 1995 by the issuance of new Senior Notes. Other long-term debt decreased due to the offset of notes payable of approximately $406,000 against notes receivable of approximately the same amount on January 2, 1996. The notes receivable were classified as a reduction of stockholders' equity as they related to stock purchase agreements. In addition, the Company made cash payments on other notes payable of $81,000.

Assuming the necessary sales increases and cost improvements are achieved, management expects LaSalle to continue to provide the Company with a credit line facility. Availability under the LaSalle credit line, together with cash flows from operations, are expected by management to provide sufficient resources to meet its working capital needs through the next year. The anticipated future cash flows of the Company may not be sufficient to retire the Senior Notes upon maturity on December 15, 2000. Accordingly, the Company may seek to restructure the terms of its 11% Senior Notes. There can be no assurances that such a restructuring will occur. Furthermore, if a Senior Note restructuring should occur, it would likely affect the equity capitalization of the Company.

The Company's continuing Rymer Meat subsidiary had total lines of credit available under notes payable of $3.7 million at April 27, 1996 and $11.7 million at October 28, 1995 of which $.5 million and $3.6 million, respectively, was unused. It is anticipated that proceeds from the proposed Rymer Seafood sale will be used to repay a portion of the LaSalle bank loan.

The Company's discontinued Seafood subsidiary had total lines of credit available under notes payable of $9 million at April 27, 1996 and $10.8 million at October 28, 1995 of which $1.5 million and $1.1 million, respectively, was unused.

Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $2.4 million and $1.5 million at April 27, 1996 and October 28, 1995, respectively.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $1.7 million and $4.1 million at April 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $1.6 million as of April 27, 1996 and $2.9 million as of October 28, 1995.

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

                                               RYMER FOODS INC.
                                               (Registrant)



                              By         /s/    Edward M. Hebert
                                   ----------------------------------------
                                   Edward M. Hebert, Senior Vice President,
                                   Chief Financial Officer and Treasurer



Date:  June 10, 1996