Form 10-K/A
period 1995-10-28
RYMER FOODS INC
filed 1996-07-23
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-K/A1

                          AMENDMENT TO APPLICATION OR REPORT

                     FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF

                         THE SECURITIES EXCHANGE ACT OF 1934


                                   Rymer Foods Inc.
                (Exact name of registrant as specified in its charter)


                                   AMENDMENT NO. 1
          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 28, 1995 as set forth in the pages attached hereto:

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RYMER FOODS INC.



                                    By:

                                    Edward M. Hebert, Senior Vice President,
                                    Chief Financial Officer and Treasurer



        Date:  July 23, 1996




                          This report consists of  43  pages

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

Rymer Foods, then known as Kroehler Mfg. Co., acquired Rymer Meat in 1983. The Company subsequently changed its name to Rymer Foods Inc. Rymer Meat, which was formed in 1979, is a producer of seasoned steaks and other beef products developed for restaurant chains, foodservice distributors and retail sales. Rymer Meat sales comprised 53%, 65% and 67% of consolidated sales from continuing operations in 1995, 1994 and 1993 respectively.

Rymer Seafood, which was formed in 1987, is primarily a seafood importer and distributor serving major foodservice distributors, restaurant chains, processors and retail customers. Sales of Rymer Seafood comprised 47%, 35% and 33% of consolidated sales from continuing operations in 1995, 1994 and 1993 respectively. On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets would be approximately $12.7 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $8.3 million in bank debt and $1.4 million of trade payables. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to seek these approvals and, if received, to complete the Sale of Rymer Seafood during the fourth quarter of 1996.

In 1992, Rymer Foods began marketing a new line of retail products under the brand names "Menu Maker" and "Guest Ready". These brands consist of specialty seasoned steaks and chicken breasts in high quality, flexible laminated plastic packaging. Rymer Foods marketed these products to retail chains and warehouse clubs. Sales of these retail products comprised approximately 6.1%, 6.2% and 7.6% of Rymer Meat's revenues in fiscal 1995, 1994 and 1993, respectively. Included within Meat sales are chicken retail sales which comprised approximately 2% of Rymer Meat sales for all years. These sales were made by the Company's discontinued Rymer Chicken operation until December 10, 1993. They are classified as sales from continuing operations because under the terms of the supply agreement with Simmons, the Company continued to sell these retail chicken products. Effective in December 1995, the Company ceased marketing "Menu Maker" and "Guest Ready" products. Simmons now sells both chicken and meat retail products directly to Rymer Meat's former retail customers. Rymer Meat expects to be the sole supplier of beef products to Simmons. In exchange for Simmons assuming certain liabilities, Simmons owns the trademarks "Menu Maker" and "Guest Ready".

Present Conditions and Background

In 1995, the Company reported a loss from continuing operations of $29.3 million, of which $20.4 million resulted from the writedown of goodwill. This writedown eliminates all remaining goodwill of the Company. The asset of goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of the Company indicate that the recoverability of the asset is not reasonably assured.

In addition, due to the losses experienced in 1995, and as explained more fully in Note 6 to the Consolidated Financial Statements, the Company was not in compliance at October 28, 1995 and July 29, 1995 with certain financial covenants contained in the loan agreement between the Company and LaSalle National Bank (LaSalle). LaSalle agreed to waive these covenant violations for the third quarter of 1995. On January 5, 1996, LaSalle and the Company entered into the Forbearance Agreement and Amendment (Forbearance Agreement). Under this agreement, LaSalle agreed to temporarily forbear from exercising its remedies under the Loan and Security Agreement. On February 7, 1996, LaSalle and the Company
entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed under the condition that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default existed at the time of the execution of these agreements. Accordingly, the Company believes that these agreements are not valid and that at October 28, 1995, the Company is in violation of its loan agreement with LaSalle and, by virtue of cross-default provisions, with the provisions of the Senior Note Indenture.

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

Management believes that the Company's future success is dependent in part upon reversing the meat company's sales decline experienced in 1995, on the continued reduction of operating costs and on the success of negotiations with its major lenders. The Company is pursuing new sales opportunities while continuing to streamline its production process and to reduce other costs. In addition, the Company is continuing negotiations with its lenders. However, there can be no assurance of the success of these programs. The Company may also seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity and capital structure. There can be no assurances that such a restructuring will occur.

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

Backlogs are not material.

Raw Materials

The Company's primary raw materials are beef and seafood which are available in adequate supply. The Company is not dependent upon any one source for its primary raw material.

The Company has agreements with certain of its suppliers to purchase raw materials. These agreements extend for up to one year and specify the price and quantity of materials to be purchased. The aggregate commitment for future purchases as of October 28, 1995 was approximately $2.9 million.

Customers

The Company's customers consist primarily of family-style restaurants, restaurant chains and foodservice distributors. Sales to three restaurant chains owned by Darden Restaurants (formerly, General Mills) comprised approximately 12% of the Company's revenues from continuing operations in 1995 and 13% in 1994. During the first quarter of 1996, Rymer Meat was informed by Darden Restaurants that its supply contracts would not be renewed for 1996. Rymer Meat sales to these restaurants chains comprised approximately 14% and 16% of net sales from its processing segment in 1995 and 1994 respectively.

Sales to one of the Company's retail customers, Country Fed Meat Company, Inc. (CFM), accounted for approximately 8% and 10% of the Company's revenues from continuing operations in fiscal 1994 and 1993, respectively. At the end of the first quarter of 1995, certain issues between the Company and CFM, resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute. All terms of the settlement are confidential. The Company does not expect to have a supply relationship in the future with CFM.

Sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 12%, 11% and 14% of the Company's revenues from continuing operations in fiscal 1995, 1994 and 1993, respectively. Franchise rights for both Bonanza and Ponderosa restaurants are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated. The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company. The Company is pursuing new sales opportunities. However, there can be no assurance of the success of these sales efforts.
The Company believes that it has satisfactory ongoing relationships with its remaining customers.

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

Competitive Conditions

The Company's business is highly competitive, with a substantial number of competitors. A large number of companies process and sell meat products to restaurants. Every year new companies are formed and enter the meat industry, some becoming sizeable competitors in a short period of time. Steakhouse sales, which now comprise approximately 25% of Rymer Meat sales, continued to decline during fiscal 1995 due to the ongoing consolidation within that segment of the restaurant market along with increasing competitive pressures. The segment of retail sales which represents home delivery sales declined significantly in 1995 to 15% of total Rymer Meat sales versus 25% in 1994, due primarily to the loss of a large customer. See "Customers" above.

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

Item 2.  Properties

At October 28, 1995, the principal physical properties of Rymer Foods and its subsidiaries consisted of the following:

                    Footage   Ownership Expiration      Facility Use

Chicago, Illinois     2,600     Leased  April 1997     Offices
Chicago, Illinois    30,500     Leased  July  1996     Offices/Production/
                                                       Warehouse
Plant City, Florida  42,000      Owned   Not           Held  for  sale or
                                        Applicable     lease

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

Item 6.  Selected Financial Data
(in thousands, except per share amounts)



      Fiscal Years Ended
                          Oct. 28,  Oct. 29,  Oct. 30, Oct. 31,  Oct. 26,
                            1995      1994      1993     1992      1991


Results from continuing operations:
 Net sales                   $150,297  $162,256  $147,850  $159,427  $152,509
 Income (loss) from
   continuing operations
   before extraordinary
  item                        (29,330)    2,470   (23,810)   (3,609)   (5,779)
 Income (loss) from
  discontinued operations         -        (466)      720    (6,214)    1,394
 Gain (loss) on dispositions
  of discontinued operations      -       4,474       261       400         9
 Net income (loss)            (29,330)    6,478   (11,441)   (9,423)   (4,376)
 Working capital (deficit)    (10,566)   15,980    20,620   (41,962)   24,707
 Total assets                  35,524    58,492    72,865    90,289   100,234

 Long-term liabilities            842    19,994    45,968     2,462    64,544
 Stockholders' equity
  (deficit)                    (6,858)   22,464    15,590    18,109    26,630



Primary per share common
 stock data:
 Income (loss) from continuing
  operations                  $ (2.69)  $   .23  $  (3.49) $  (1.82) $  (2.57)
 Net income (loss)            $ (2.69)  $   .61  $  (1.68) $  (3.80) $  (2.09)
 Cash dividends                   -         -         -         -         -


See  Notes  3  and  4  to   the  Consolidated  Financial  Statements  for
information regarding the Restructuring and discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

General
The Company's consolidated results from continuing operations are generated by its Processing segment and by its Seafood Importing and
Distributing  segment.   The  Processing  segment  consists of  the  Meat
processing operation. The Seafood operation comprises the Seafood Importing and Distributing segment.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, certain conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company's future success is dependent upon reversing the sales decline experienced in 1995, on the continued reduction of operating costs and on the success of negotiations with its major lenders. The Company is pursuing new sales opportunities while continuing to streamline its production process and to reduce other costs. In addition, negotiations with the Company's lenders are continuing. Significant expense and personnel reductions implemented during the fourth quarter of 1995, including an approximate 20% reduction of the Company's work force, are expected to reduce wage, salary and other expenses by approximately $4.0 million in 1996.

In addition, the completion of the Sale of Rymer Seafood is expected to improve the Company's liquidity position. The cash infusion from such sale will allow the Company to pay down a portion of debt and may provide working capital flexibility to help the Company operate more efficiently. However, there can be no assurances that the proceeds of the Sale, if consummated, will be available to the Company for any specific purpose.

Fiscal 1995 Compared with Fiscal 1994

                                   1995            1994
                                      (in thousands)
Net Sales:
 Processing                        $ 79,921      $106,251
 Seafood Importing &
  Distributing                       70,376        56,005
   Total                           $150,297      $162,256
Gross Profit:
 Processing                        $  3,872      $ 14,299
 Seafood Importing &
  Distributing                        3,291         3,048
   Total                           $  7,163      $ 17,347
Operating Income (Loss):
 Processing                        $ (4,439)     $  6,005
 Seafood Importing &
  Distributing                           15           457
                                     (4,424)        6,462
Corporate expenses                  (20,702)         (576)
   Total                           $(25,126)     $  5,886

Income (loss) from con-
 tinuing operations be-
 fore extraordinary item           $ (29,330)    $  2,470

Consolidated sales for 1995 of $150.3 million decreased from 1994 by $12.0 million or 7.4%. Sales decreased by $26.3 million or 24.8% at the Meat operation. Sales increased at the Seafood operation by $14.4 million or 25.7%.

At the Meat operation, sales volume accounted for approximately 90% of the sales decrease with lower prices and changes in the sales mix accounting for the remaining decrease. Sales decreased primarily due to termination of sales to a major customer during the second quarter of 1995. The Company also experienced a significant decline of approximately 22% in unit sales to national restaurant chains. This decrease was primarily due to reduced sales volume due to increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to
ever-increasing   competitive    pressures    in    the   casual   dining
segment  of  the  foodservice  market.   The  sales  decrease to national
restaurant chains was partially offset by an increase of 29% in unit sales to distributors. The Company experienced a decline of 3.2% in the average selling price primarily due to a lower priced mix of products sold in 1995 as compared to 1994.

The increase in sales at the Seafood operation was due to increased volume. In 1995, the Seafood operation started buying shrimp from Ecuador which provided a new product line that accounted for the increases in sales.

As compared to 1994, consolidated cost of sales decreased by $1.8 million or 1.2%. At the Meat operation, compared to 1994, cost of sales decreased by $15.9 million or 17.3% while gross profit decreased by $10.4 million or 73%. As a percentage of sales, the gross margin decreased to 4.8% as compared to 13.5% in 1994.

At the Seafood operation, cost of sales increased by $14.1 million or 26.7%. The increased cost of sales was proportionate to the increased sales volume from the Ecuadorian shrimp.

As compared to 1994, the gross profit decreased by $10.2 million or 58.7%. At the Meat operation, gross profit decreased compared to 1994 primarily due to decreased unit sales along with mix changes in sales to national restaurant chain accounts and higher raw material costs. In addition, the Meat operation experienced inefficiencies in production related to changes in personnel. These inefficiencies were addressed in connection with the reorganization of operations and personnel implemented by the Company in October 1995.

At the Seafood operation, the gross profit increased by $.2 million or 8%. The increase in profit is attributable to the increased volume.

Selling, general  and administrative  expenses decreased  by $310,000  or
3%.    Administrative expenses  remained approximately  equal to  1994 as decreases in salaries and related expenses were offset by increased bad debt and legal expenses.

Selling expenses decreased primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores which were partially offset by increased salary expenses.

At the end of the first quarter of 1995, certain issues between the Company and CFM resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute. All terms of the settlement are confidential. The Company does not expect to have a supply relationship with CFM in the future. CFM had been one of Rymer's major customers, and during its 1994 fiscal year CFM accounted for approximately 8% of Rymer's sales. During 1995, CFM accounted for approximately 2% of the Company's sales. Restructuring Charge

On October 5, 1995, the Company announced that it had retained the financial advisory and turnaround firm of Kirkland Messina, Inc. (KM) to assist the Company in developing a comprehensive financial and operating plan designed to return the Company to profitability. KM was engaged for a three month period for a monthly fee plus expenses. In addition, as part of KM's compensation, the Company issued KM 500,000 warrants to purchase common stock of the Company at an exercise price in cash of $1.675 per share.

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

Interest Expense

Interest expense increased by $703,000 or 17.7% as compared to 1994. In connection with the reclassification of the operating results of the Company's chicken processing operations to discontinued operations in the first quarter of 1994, a portion of interest expense related to the Company's unsecured debt was allocated to discontinued operations. Interest expense on unsecured debt allocated to the loss from discontinued operations amounted to $185,000 in the first quarter of 1994. After giving effect to this allocation, interest expense increased by $518,000 compared to 1994.

This increase was primarily attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. Accordingly, the Company recorded an additional interest charge of approximately $470,000 in the fourth quarter of 1995 related to this interest payment. This increase in Senior Note interest was partially offset by a reduction in Senior Note interest of approximately $289,000 related to reductions in the outstanding principal amount of the Company's 11% Senior Notes. The Company redeemed $1,050,000 of these notes in June 1994 and $2,250,000 in December 1994. After considering the increase in Senior Note interest of approximately $181,000, interest expense increased by approximately $377,000 compared to 1994 due primarily to higher borrowings under bank lines of credit and increases in the prime lending rate charged by banks as compared to 1994.

The Company  may also  seek to  restructure the  terms of its  11% Senior
Notes in an effort to improve its liquidity.   There can be no assurances
that such a restructuring will occur.

Other Income

The Company earned other income of $461,000 in 1995 which was comprised primarily of consulting fees.

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

Proposed Sale of Rymer Seafood

On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets would be approximately $12.7 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $8.3 million in bank debt and $1.4 million of trade payables. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to seek these approvals and, if received, to complete the Sale of Rymer Seafood during 1996.

The Company, in its originally filed 1995 Annual Report on Form 10-K, reported its Rymer Seafood segment as a discontinued operation. As a result of discussions with the staff of the Securities and Exchange Commission, the Company has reclassified these operations to continuing operations and has reversed the previously recorded expected loss on the Sale of Rymer Seafood of approximately $1.5 million, since absent the proposed sale, the carrying value of the Seafood assets is recoverable in the course of normal operations. Such restatement resulted in a corresponding decrease in 1995 stockholders' deficit and loss amounts previously reported.

Discontinued Operations

The Company continues to carry its idle Plant City, Florida property at its estimated net realizable value of $1.6 million. In January 1996, the Company entered into a preliminary agreement to lease the Plant City facility for a period of ten years. In June 1996, the preliminary lease agreement was cancelled. As a result, the property continues to be marketed for sale or lease. Management believes, based on a recent estimate of the property's value, that the carrying value is appropriate. The Company will continue to evaluate the carrying value in the future.

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

Fiscal 1994 Compared With Fiscal 1993

The Company's consolidated results by business segment are summarized as follows:

                                     1994         1993
                                       (in thousands)
Net Sales:
 Processing                        $106,251     $ 99,642
 Seafood Importing &
  Distributing                       56,005       48,208
   Total                           $162,256     $147,850
Gross Profit:
 Processing                        $ 14,299     $ 12,487
 Seafood Importing &
  Distributing                        3,048        2,405
   Total                           $ 17,347     $ 14,892
Operating Income:
 Processing                        $  6,005     $  4,088
 Seafood Importing &
  Distributing                          457         (476)
                                      6,462        3,612
Corporate expenses                    (576)      (2,823)
   Total                           $  5,886    $     789

Income (loss) from con-
 tinuing operations be-
 fore extraordinary item           $  2,470     $(23,810)

Consolidated sales  for 1994  of $162.3  million increased  from 1993  by
$14.4  million or  9.7%.   Sales increases  were experienced by  both the
Meat processing operation and the Seafood operation.

On a consolidated basis, sales volume accounted for approximately 12% of the sales increase while higher prices along with changes in the sales mix account for approximately 88% of the sales increase.

The Meat operation comprised approximately $6.6 million of the sales increase. Sales volume for the Meat operation increased from 1993 by approximately 6.8% while average selling prices increased by approximately 6.2%. A significant increase in sales to certain foodservice customers and increased sales of retail products were partially offset by a decline in steakhouse sales. Home delivery sales increased by 3% compared to a year ago while other retail sales approximately doubled as compared to 1993.

The Seafood operation experienced an increase in sales of $7.8 million or 16.2%. This sales increase was primarily due to higher average
selling  prices which resulted  from a  supply shortage.   Shortages were
especially acute from China, which produces primarily smaller sized shrimp. Larger sized shrimp, which are more expensive, were in adequate supply and thus comprised a larger percentage of sales. In addition, a 4% increase in sales volume accounted for approximately 25% of the sales increase. Stronger distributor sales offset decreased sales to restaurants.

As compared to 1993, consolidated cost of sales increased by $12.0 million or 9.0% while total gross profit increased by $2.5 million or 16.5%. As a percentage of sales, the consolidated gross margin increased to 10.7% as compared to 10.1% in 1993.

Gross profit for the Meat operation increased by $1.8 million or 14.5% primarily due to higher selling prices along with lower raw material costs. The Company's improved liquidity position in 1994 as compared to 1993 enabled management to purchase raw materials at favorable prices primarily due to the improved timing of inventory purchases. The gross profit margin earned by Meat rose to 13.5% in 1994 from 12.5% in 1993.

Gross profit increased for the Seafood operation by $0.6 million or 27% compared to 1993 as shown by an increase in the gross profit percentage earned to 5.4% from 5.0% in 1993. The increase in the gross profit margin percent earned was primarily due to rising selling prices coupled with slower rising supply costs.

Selling, general and administrative expenses decreased in total by $0.6 million or 5.1% compared to 1993. Administrative expenses decreased by $1.3 million primarily resulting from lower bad debt expense and lower legal and other professional consulting fees. Selling expenses increased by $0.7 million primarily due to higher brokerage expense and increased travel expenses related to increased sales revenues.

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

Interest Expense

Interest expense related to continuing operations increased by $147,000 or 3.9% in 1994 as compared to 1993. The increase in interest expense was primarily attributable to a greater allocation of interest to the Company's discontinued Chicken operations in 1993.

In connection with the reclassification of the operating results of the Company's chicken processing operations to discontinued operations, a portion of interest expense related to the Company's unsecured debt was allocated to discontinued operations. Interest expense on unsecured debt allocated to discontinued operations amounted to approximately $185,000 in 1994 versus $1,218,000 in 1993.

After giving effect to the allocation described above, interest expense decreased by $886,000 compared to 1993 reflecting primarily the effect of lower borrowings under the Company's bank lines of credit offset partially by the effect of increases in the prime lending rate charged by banks in 1994.

Borrowings decreased significantly due to the use of proceeds from the Sale of Rymer Chicken during the first quarter of 1994 to reduce borrowings under lines of credit.

Other Income

The Company earned other income of $621,000 in 1994 which was comprised primarily of consulting fees.

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

On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed under the condition that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default existed at the time of the execution of these agreements. Accordingly, the Company believes that these agreements are not valid and that at October 28, 1995, the Company is in violation of its loan agreement with LaSalle and, by virtue of cross-default provisions, with the provisions of the Senior Note Indenture.

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

The Company had a net working capital deficit at October 28, 1995 of $11 million which is a decrease of $27 million as compared to working capital of $16 million at October 29, 1994. The decrease was primarily due to an increase in current liabilities of $26 million. Decreases in cash, accounts receivable and an increase in inventories net to a $1 million decrease.

Current liabilities increased primarily due to an increase in current maturities of long term debt of $27.1 million. The classification of the Company's Senior Notes of $18.1 million as current contributed $15.9 million of the increase. Senior Notes of $2.2 million were classified as current at October 29, 1994.

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

The Company's Rymer Meat subsidiary had total lines of credit available under notes payable of $11.7 million at October 28, 1995 and $10.8 million at October 29, 1994, of which $3.6 million and $10.5 million, respectively, was unused.

The Company's Rymer International Seafood subsidiary had total lines of credit available under notes payable of $10.8 million at October 28, 1995 and $9.3 million at October 29, 1994, of which $1.1 million and $2.0 million, respectively, was unused.

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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary
 Financial Data

                                                               Pages

Report of Independent Accountants                                19

Financial Statements:

  Consolidated Statements of Operations for the years ended
  October 28, 1995, October 29, 1994 and October 30, 1993        20

  Consolidated Balance Sheets as of October 28, 1995 and
  October 29, 1994                                               21

  Consolidated Statements of Cash Flows for the years ended
  October 28, 1995, October 29, 1994 and October 30, 1993        22

  Consolidated Statements of Stockholders' Equity for the years ended October 28, 1995, October 29, 1994 and October 30, 1993  23

  Notes to Consolidated Financial Statements                    24-36

Supplementary Financial Data:

  Schedule II - Valuation and Qualifying Accounts and Reserves   39

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Rymer Foods Inc.

We have audited the consolidated financial statements and the financial statement schedule of Rymer Foods Inc. and subsidiaries listed in the index on page 18 of this Form 10-K/A1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Rymer Foods Inc. will continue as a going concern. As more fully described in Notes 2 and 6 to the Consolidated Financial Statements, the Company has reported recurring losses from continuing operations, has experienced a significant decrease in net sales from its processing segment in 1995, and at October 28, 1995 has a stockholders' deficit of $6.9 million. Additionally, in 1995 the Company violated certain debt covenants under various loan agreements. Without future amendments, the Company expects to be in violation of its loan agreements in 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to  the consolidated financial statements,  during
1994  Rymer  Foods   Inc.  adopted  Statement  of  Financial   Accounting
Standards No. 109, "Accounting for Income Taxes".

The accompanying consolidated financial statements have been restated as discussed in Note 4.

Chicago, Illinois                  COOPERS & LYBRAND L.L.P.
February 12, 1996 except for Note 4
as to which the date is July 1, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
For  the fiscal  years  ended October  28,  1995, October  29,  1994  and
October 30, 1993
(in thousands except per share amounts)


                                       1995      1994      1993
Net sales                            $150,297  $162,256  $147,850
Cost of sales                         143,134   144,909   132,958
     Gross profit                       7,163    17,347    14,892
Selling, general and administrative
 expenses                              11,151    11,461    12,083
Restructuring charge                      761      -        2,020
Goodwill writedown                     20,377      -       20,828
     Operating income (loss)          (25,126)    5,886   (20,039)
Interest expense                        4,665     3,962     3,815
Other income                             (461)     (621)      (44)
Income (loss) from continuing
 operations before income taxes       (29,330)    2,545   (23,810)
Provision for income taxes                -          75      -
Income (loss) from continuing
 operations before extraordinary item (29,330)    2,470   (23,810)
Income (loss) from discontinued
 operations, net                        -          (466)      720
Gain (loss) on dispositions of
 discontinued operations, net           -         4,474       261
     Income (loss) before
        extraordinary item            (29,330)    6,478   (22,829)
Extraordinary item resulting from
 restructuring of subordinated
 debentures                              -         -       11,388
Net income (loss)                    $(29,330) $  6,478  $(11,441)

Per common share:
 Primary:
   Income (loss) from continuing
     operations                      $  (2.69) $    .23  $  (3.49)
   Income (loss) before
      extraordinary item             $  (2.69) $    .61  $  (3.35)
    Net income (loss)                $  (2.69) $    .61  $  (1.68)
 Fully diluted:
   Income (loss) from continuing
     operations                      $  (2.69) $    .23  $  (3.49)
   Income (loss) before
     extraordinary item              $  (2.69) $    .61  $  (3.35)
   Net income (loss)                 $  (2.69) $    .61  $  (1.68)
Weighted average shares of common stock outstanding:
 Primary                           10,888,000  10,662,000  6,821,000
 Fully dilute                      10,888,000  10,782,000  6,875,000

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
October 28, 1995 and October 29, 1994

  ASSETS
                                            1995           1994
                                               (in thousands)
Current assets:
  Cash and cash equivalents                 $    -       $  2,492
  Receivables, net of allowance
   for doubtful accounts of
   $568,000 in 1995 and $731,000 in 1994      11,214       11,847
  Inventories                                 18,985       16,951
  Other                                          775          724
     Total current assets                     30,974       32,014
Property, plant and equipment:
  Buildings and improvements                   1,441        1,195
  Machinery and equipment                      6,761        6,173
                                               8,202        7,368
Less accumulated depreciation
   and amortization                            6,172        5,399
                                               2,030        1,969
Goodwill, net of accumulated amortization
 and writedown of $56,930,000 in 1995
 and $35,386,000 in 1994                        -          21,544
Assets held for sale or lease                  1,600        1,600
Other                                            920        1,365
                                            $ 35,524     $ 58,492

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt,
   including amounts to related parties     $ 35,178        8,120
  Accounts payable                             1,909        2,953
  Accrued liabilities                          4,453        4,961
     Total current liabilities                41,540       16,034
Long term debt, including amounts to
   related parties                                70       18,843
Deferred employee benefits                       772          810
Other noncurrent liabilities                    -             341
                                              42,382       36,028
Commitments and contingencies (Note 13)
Stockholders' equity (deficit)
  Preferred stock, none outstanding             -            -
  Common stock, $1 par, 20,000,000 shares
   authorized; 10,753,934 and 10,741,451
   shares outstanding in 1995 and 1994
   after deducting treasury shares of
   225,183 in 1995 and 237,666 in 1994        10,754       10,741
  Additional paid-in capital                  44,363       44,344
  Retained deficit                           (61,569)     (32,239)
  Notes receivable from sale of common
   shares to related parties                    (406)        (382)
     Total stockholders' equity (deficit)     (6,858)      22,464
                                            $ 35,524     $ 58,492
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For  the fiscal  years  ended October  28,  1995, October  29,  1994  and
October 30, 1993
                                           1995      1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations
 before extraordinary item               $(29,330)$  2,470 $(23,810)
Non-cash adjustments to income (loss):
  Depreciation                                786      637      667
  Amortization of other assets              1,577    1,822    1,753
  Writedown of goodwill                    20,377      -     20,828
  Restructuring charge                        761      -      2,020
  (Gain) loss on disposal of properties        (3)      20     -
  Deferred compensation expense (income)      (24)       1      219
  Provision for bad debts                     789      461      391
  Amortization of debt discount               -        -        226
  Payment in kind interest on Senior Notes  1,206      -      1,456
  Stock issued in payment of
   restructuring expenses                    -         -        891
  Interest expense                           -         -         33
  Net (increase) decrease to
   accounts receivable                       (157)  (3,466)   1,704
  Net (increase) to inventories            (2,035)  (1,227)  (3,342)
  Net (increase) decrease to other
   current and other long-term assets         (16)       5     (417)
  Net increase (decrease) to accounts
   payable and accrued expenses            (3,356)     563     (919)
Net cash flows from operating activities
   of continuing operations                (9,425)   1,286    1,700
Net cash flows from operating activities
   of discontinued operations                (515)  (1,524)     624
     Net cash flows from operating
       activities                          (9,940)    (238)   2,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the Sale of Rymer
   Chicken assets                            -      24,323     -
Proceeds from the sale of Mendelson stock    -         750     -
Capital expenditures                         (848)    (504)    (516)
Other                                         (21)     (14)     (35)
Net cash flows from investing activities
  of discontinued operations                 -        (628)    (972)
    Net cash flows from investing activities (869)  23,927   (1,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under
  line-of-credit facilities                10,529  (14,580)  (3,736)
Principal payments on debt                 (2,292)  (6,679)  (1,709)
Proceeds from borrowings                       48       45    6,696
Proceeds from employee stock purchases         32       17        7
Recording of debt issuance costs             -        -      (2,059)
   Net cash flows from financing activities 8,317  (21,197)    (801)
Net change in cash                         (2,492)   2,492     -
Cash and cash equivalents balance at
   beginning of year                        2,492     -        -
Cash and cash equivalents balance at
   end of year                           $   -    $   2,492 $  -

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended  October 28, 1995, October  29, 1994 and  October 30,
1993


                           $1.175  Pre-          Additional           Notes Receivable from Sale of        Total
                           ferred Stock  Common   Paid-In   Retained  Common Stock and Deferred       Stockholders'
                              Class A    Stock    Capital   Deficit     Unearned  Compensation        Equity (Deficit)

                                        (in thousands)
Balance at October 31, 1992  $ 14,947   $ 2,962  $28,206    $(27,276)         $  (730)                $ 18,109
 Net loss                                                    (11,441)                                  (11,441)
 Exchange of preferred stock  (14,947)    2,242   12,705
- -
  Exchange of Subordinated
   Debentures                             4,661    2,983                                                 7,644

  Shares issued in payment of
   restructuring expenses                   612       279                                                  891
  Shares issued in payment
   of bank interest                          20       13                                                    33
  Shares issued under employee
   stock purchase plan                        5        2                                                     7
  Amortization of notes receivable
   from sale of common shares and
   deferred unearned compensation
   agreement                                                                      242                      242
  Interest charged on notes
   receivable                                                                     (22)                     (22)
  Stock price reduction under amended
   stock purchase agreements                                                      127                      127
   Balance at October 30, 1993    -      10,502   44,188     (38,717)            (383)                  15,590
  Net income                                                   6,478                                     6,478
  Shares issued from conversion
   of note payable                          233      146                                                   379
  Shares issued under employee
   stock purchase plan                        6       10                                                    16
   Amortization of deferred
   unearned compensation
   agreement                                                                       23                       23
  Interest charged on notes
   receivable                                                                     (22)                     (22)
Balance at October 29, 1994       -      10,741   44,344     (32,239)            (382)                  22,464
  Net loss                                                   (29,330)                                  (29,330)
  Shares issued under employee
   stock purchase plan                       13       19                                                    32
  Interest charged on notes
    receivable                                                                    (24)                     (24)
Balance at October 28, 1995    $  -     $10,754  $44,363   $ (61,569)     $      (406)                $ (6,858)

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

In 1995, the Company reported a decrease in net sales from its processing segment as compared to 1994 of 25% principally due to the loss of a major customer. Also in 1995, the Company reported a net loss from continuing operations of $29.3 million, the fourth loss from continuing operations before extraordinary item in the last five years. In early 1996, Rymer Meat was informed that its supply contracts with restaurants owned by Darden Restaurants (formerly, General Mills) would not be renewed. Rymer Meat's sales to these restaurant chains comprised approximately 14% of net sales from its processing segment in 1995. At October 28, 1995, the Company had a stockholders' deficit of $6.9 million.

As explained more fully in Note 6, the Company was not in compliance at July 29, 1995 and October 28, 1995 with certain financial covenants contained in the loan agreement between the Company and LaSalle National Bank (LaSalle). It appears that in 1996 the Company will be in violation of certain covenants contained in the loan agreement, unless such covenants are modified or waived. The Company is seeking to renegotiate such covenants, but there is no assurance that it will be successful in this regard. In addition, events of default under the LaSalle Agreement and under the Senior Note Indenture exist at October 28, 1995 due to the non-payment of certain notes in January 1996 (See
Note 6).

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

4.   Discontinued  Operations and  Proposed Sale  of Rymer  International
Seafood

The   accompanying   consolidated   financial   statements  reflect   the
operations of the Company's Rymer Chicken subsidiary as discontinued operations for accounting purposes.

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

The  facility has  not  yet  been sold.    In January  1996, the  Company
entered into a preliminary agreement to lease the Plant City facility for a period of ten years. In June 1996, the preliminary lease agreement was cancelled. As a result, the property continues to be marketed for sale or lease. Management believes, based on a recent estimate of the property's value, that the carrying value is appropriate. The Company will continue to evaluate the carrying value in the future. Rymer Chicken-Plant City assets are classified as assets held for sale or lease at both October 28, 1995 and October 29, 1994.
Reserves established in 1992 and 1993 are considered adequate to maintain the idle facility through the expected date of disposition. The Company incurred costs related to maintaining the idle facility of approximately $66,000 during 1995, $92,000 during 1994 and $715,000 during 1993 which were charged to the reserve established for such losses during fiscal 1992 and 1993.

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

The  following  summarizes  the  results  of  the  various   discontinued
operations  reflected  in  the accompanying  Consolidated  Statements  of
Operations:

                                        Fiscal Years Ended
                                Oct. 28,  Oct. 29,  Oct. 30,
                                  1995      1994      1993
                                       (in thousands)

Sales:
Rymer Chicken                   $   -   $ 9,468  $85,516

Income (loss) from
 discontinued
 operations:
Rymer Chicken                           $  (492) $   720
Credit equivalent
 to benefit for
 income tax                        -         26      -
                                   -    $  (466) $   720
Gain (loss) on
 dispositions of
 discontinued
 operations:
Rymer Chicken                     -     $ 4,017  $   (72)
Rymer Shrimp                      -         -         25
Murry's                           -         670      250
Kroehler                          -         -         58
Provision for
 income taxes                     -        (213)     -
                                $ -     $ 4,474  $   261

The above discontinued operations include the following allocation of interest expense on debt not attributable to specific operations of the Company. The allocation was based on the proportion of net assets sold to total net assets of the Company.
                                Oct. 28,    Oct. 29,     Oct. 30,
                                  1995        1994         1993
                                          (in thousands)

Interest allocated              $   -       $   185      $ 1,218



In  addition,   the  above  discontinued   operations  also  include   an
allocation  of  interest  expense  which  specifically  related  to   the
operations of the discontinued segment.

Rymer International Seafood

On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets will be approximately $12.7 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $8.3 million in bank debt and $1.4 million of trade payables. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to proceed with solicitation of these approvals and if it receives them, will record a loss of approximately $1.5 million at that time. If the approvals are received, it is anticipated that the sale of Rymer Seafood will be completed in the fourth quarter of 1996.

The net assets of Rymer Seafood expected to be sold are as follows as of October 28, 1995 (in thousands):

Receivables                                        $ 6,537
Inventories                                          6,866
Other current assets                                     8
Net property, plant and equipment                       43
    Total assets                                    13,454
Less: Current liabilities                           (9,451)
                                                   $ 4,003

The following summarizes the results of Rymer Seafood reflected in the accompanying consolidated statements of operations (in thousands):

                                             1995     1994     1993

Net Sales                                  $70,377  $56,004  $48,208

Income from Operations                     $   290  $   587  $    57

The following presents the pro forma unaudited condensed consolidated balance sheet of the Company as if the sale of substantially all of the assets of Rymer Seafood was consummated as of October 28, 1995 (in thousands):

Assets
Total current assets                                        $17,563
Plant, property and equipment, net                            1,988
Note receivable, net                                            983
Other long-term assets                                        2,520
                                                            $23,054

Liabilities and Stockholders' Equity (Deficit)
Total current liabilities                                   $30,590
Long-term debt                                                   70
Other                                                           772
Stockholders' deficit                                        (8,378)
                                                            $23,054

The following presents the pro forma unaudited condensed consolidated statement of continuing operations of the Company as if the sale of substantially all of the assets of Rymer Seafood was consummated as of October 30, 1994 (in thousands):

Net sales                                                   $79,920
Cost of sales                                                76,048
     Gross profit                                             3,872
Selling, general and administrative
 expenses                                                     9,042
Restructuring charge                                            761
Goodwill                                                     20,377
                                                            (26,308)
Interest expense                                              3,666
Other income                                                   (594)
Loss from continuing operations                             $29,380

The Company, in its originally filed 1995 Annual Report on Form 10-K, reported its Rymer Seafood segment as a discontinued operation. As a result of discussions with the staff of the Securities and Exchange Commission, the Company has reclassified these operations to continuing operations and has reversed the previously recorded expected loss on the Sale of Rymer Seafood of approximately $1.5 million, since absent the proposed sale, the carrying value of the Seafood assets is recoverable in the course of normal operations. Such restatement resulted in a corresponding decrease in 1995 stockholders' deficit and loss amounts previously reported.

5.  Inventories

Inventories consist of the following (in thousands):

                                        Oct. 28,   Oct. 29,
                                          1995       1994

Raw materials                             $ 6,415  $ 5,339
Finished goods                             12,570   11,612
                                          $18,985  $16,951

6.  Long-Term Debt and Lines of Credit

Long-term debt consists of the following (in thousands):

                                           1995      1994

Banks, with interest of 1/2%
 over prime in 1995 and from
 1%-2% over prime in 1994                  $16,372  $ 5,844
Senior Notes due December 15,
 2000, with interest at 18%
 in 1995 and at 11% in 1994                 18,133   20,383
Other, including capitalized
 leases and amounts to
 related parties:
Due to executives under re-
 structured employment and
 consulting agreements                         656      611
Other                                           87      125
                                            35,248   26,963
Less current maturities                     35,178    8,120
                                           $    70  $18,843

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

On February 7, 1996, LaSalle and the Company entered into an Amendment to the Forbearance Agreement (Letter Agreement). In the Letter Agreement, LaSalle agreed to waive certain financial covenant violations and the resulting events of default as of October 28, 1995. The Forbearance Agreement and the Letter Agreement were executed under the condition that no other events of default existed under the loan agreement. As discussed below, the Company subsequently determined that another event of default existed at the time of the execution of these agreements. Accordingly, the Company believes that these agreements are not valid and that at October 28, 1995, the Company is in violation of its loan agreement with LaSalle and, by virtue of cross-default provisions, with the provisions of the Senior Note Indenture.

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

The Company's Rymer Meat subsidiary had total lines of credit available of $11.7 million at October 28, 1995 and $10.8 million at October 29, 1994, of which $3.6 million and $10.5 million, respectively, was unused. At October 28, 1995, the Company had a bank loan outstanding under this facility of $8.1 million.

The  Company's  Rymer  Seafood  subsidiary  had  total  lines  of  credit available under notes payable of $10.8 million at October 28, 1995 and $9.3 million at October 29, 1994, of which $1.1 million and $2.0 million, respectively, was unused. The Company had a bank loan outstanding related to its Rymer Seafood operation of $8.2 million and $5.8 million at October 28, 1995 and October 29, 1994, respectively.

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

The following table summarizes activity of the Company's Senior Notes (in thousands):

Senior Notes originally issued in
 connection with the 1993
 Restructuring                                 $19,977
Interest payment-in-kind on June 15, 1993        1,456
Mandatory redemptions:
  June 1994                                     (1,050)
  December 1994                                 (2,250)
Senior Note principal outstanding at
 October 28, 1995                              $18,133

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

At  October  28,  1995,  aggregate   maturities  of  long-term  debt  and
capitalized leases for each of the next five years and thereafter were as follows (in thousands):

     1996                 $35,178
     1997                      70
     1998                    -
     1999                    -
     2000                    -
     Thereafter              -
     Total long-term debt $35,248

7.  Leases

The Company and its subsidiaries lease certain buildings and equipment used for offices and manufacturing. Total rental expense from continuing operations under all operating leases was approximately
$1,012,000,   $998,000  and   $1,172,000   in  1995,   1994   and   1993,
respectively. The above lease costs do not include the costs of taxes, insurance, maintenance and utilities which the Company and its subsidiaries are required to pay.

The lease for the Chicago meat processing facility, which expires in July 1996, includes a provision for a two year extension under certain conditions.

Property, plant and equipment recorded under capital leases and the related amortization are as follows (in thousands):

                                   1995          1994

Machinery and equipment            $178   $205
 Less accumulated amortization      150    137
                                   $ 28   $ 68

Capital  leases  are   principally  related  to  production  and   office
equipment. Lease commitments under non-cancelable leases as of October 28, 1995 are as follows (in thousands):
                                   Capital    Operating
                                    Leases     Leases

1996                                  $ 20    $  657
1997                                   -          30
1998                                   -          11
1999                                   -          11
2000                                   -           4
Net future minimum lease payments     $ 20    $  713
Less amount representing interest        3
Present value of net future minimum
 lease payments under capital
 leases                               $ 17


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

The  components   of  the  net  deferred   tax  asset   recorded  in  the
accompanying consolidated balance sheets as of October 28, 1995 and October 29, 1994 are as follows (in thousands):
                                         1995       1994
Deferred tax assets:
 Accounts receivable                   $    514    $    325
 Inventories                                 67          29
 Property, plant and equipment              846       2,325
 Other liabilities and reserves             845         901
 Alternative minimum tax credits             98         119
 Net operating loss carryforwards        10,652      11,228
 Investment tax credi ts                    512         512
 Capital loss carryforwards                -            262
   Total deferred tax assets             13,534      15,701
 Less:  Valuation allowance             (13,534)    (15,701)
   Net deferred tax asset             $    -       $     -

The following table accounts for the difference between the actual tax provision attributable to income before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes.

                                           Fiscal Years Ended
                                      October 28,    October 29,
                                          1995            1994
                                             (in thousands)
Income (loss) before
 income taxes:
 Income (loss) from con-
  tinuing operations                   $ (29,330)       $ 2,545
 Loss from dis-
  continued operations                      -              (492)
 Income (loss) on dis-
  positions of dis-
  continued operations                      -              4,687

Total income (loss) before
  income taxes                        $ (29,330)        $  6,740

Total benefit computed
 by applying the U.S.
 statutory rate (34%)                 $  (9,972)        $  2,292
Increases in taxes due to:
 Goodwill written off                     6,936            1,847
 Goodwill amortization                      391              411
 Other differences, net                       8             (349)
 Losses which provide
  no current tax
  benefit                                 2,637              -
 Utilization of net
  operating loss and
  capital loss
  carryforwards                            -              (3,939)
Actual tax provision                  $    -            $    262

The tax provision recorded in the Consolidated Statement of Operations for the year ended October 29, 1994 is as follows:

Provision for income
 taxes for:
Income from continuing
 operations                      $    75
Gain on disposal of
 discontinued operations             213
Credit equivalent to
 benefit for income taxes
 related to loss from
 discontinued operations             (26)

Net provision for income
 taxes                           $   262

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

Options granted under the 1993 Plan are exercisable at a price of $1.88 per share, the fair market value of the Common Stock on April 7, 1993, the date the options were granted. The right of an optionee to exercise options granted is dependent upon a combination of time vesting and the price performance of the common stock as indicated below. Failure to meet the performance criteria would not result in any change in the exercise price or the number of shares subject to the option.

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

A summary of stock option transactions and other related information is as follows:

                                   1995      1994      1993
Shares under option at
 beginning of year                755,000   570,500    34,130
Options granted (at
 prices of $1.63 to $3.25
 in 1995, at $1.38 to
 $2.88 in 1994 and $1.88
 in 1993)                         101,000   417,000   570,500
Options exercised at
 $1.88 in 1994                               (1,000)
Options cancelled and
 expired                          (56,500) (231,500)  (34,130)

Shares under option at
 the end of the year (at
 prices ranging from
 $1.38 to $3.25) - 407,000
 shares exercisable at
 October 28, 1995                 799,500   755,000   570,500
Shares available for
 option at end of year            118,500   163,000   580,191

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

Effective November 1, 1994, the Rymer Meat Plan was amended to include a Company-wide 401(k) savings plan (Company-wide Savings Plan). At the same time, the Rymer Seafood Savings Plan was eliminated and those employees joined the Company-wide Savings Plan. The Company makes matching contributions to the Company-wide Savings Plan of up to 5% of each participant's compensation. Contributions and costs expensed under the Company-wide Savings Plan amounted to approximately $201,000.

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

15.  Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

                                   1995         1994         1993

Cash paid for:
  Interest                        $2,763       $3,668       $2,200
  Federal, state and local
   income taxes (net of
   tax refunds)                   $  613       $  219       $    6

Non-cash transactions:

In connection with the retirement of a note payable due to a former Senior Note holder on October 28, 1994, by conversion into common stock, the following non-cash transaction was recorded:

                                                                 1994

Decrease in notes payable                                      $(376)
Decrease in accrued interest payable                              (3)
Issuance of common shares:
   Common stock at par                                           233
   Additional paid-in capital                                    146
                                                             $    -

In connection with the 1993 Restructuring (See Note 3), the Company recorded the following transactions (in thousands):

                                                                 1993

Retirement of subordinated debentures of
 $38,565,000 net of original issue
 discount of $1,603,000                                         $(36,962)
Reduction in accrued interest payable
 resulting from restructuring of
 subordinated debentures                                          (2,506)
Reduction of debt issuance costs related
 to subordinated debentures                                          436
Issuance of new Senior Notes                                      19,972
Increase in accrued liabilities for
 Senior Notes yet to be issued                                         5
Issuance of common shares                                          7,644
Extraordinary gain resulting from re-
 structuring of subordinated debentures                           11,388
Cash paid for fractional shares of debentures                    $   (23)

In connection with the Restructuring, which was recorded in the Company's 1993 second quarter, the Preferred Stock with a par value of $14,947,000 was exchanged for 2,242,050 shares of common stock. This transaction resulted in a total increase to Additional Paid-In Capital of approximately $12.7 million. The effect of this transaction is summarized as follows (in thousands):

                                                           1993

Exchange of Preferred Stock:
  Elimination of Preferred Stock                        $(14,947)
  Issuance of Common Shares                                2,242
  Increase in additional paid-in capital                  12,705
                                                        $    -
16.  Supplemental Sales Information

Sales to customers outside the United States were less than 10% of consolidated sales in each year presented. Sales to three restaurant chains owned by Darden Restaurants (formerly, General Mills) comprised approximately 12% and 13% of the Company's revenues from continuing operations in 1995 and 1994, respectively. During the first quarter of 1996, Darden Restaurants informed Rymer Meat that certain supply contracts would not be renewed for 1996. Rymer Meat sales to this customer comprised approximately 14% and 16% of net sales from its processing segment in 1995 and 1994 respectively.

Sales to one of the Company's retail customers, Country Fed Meat Company, Inc. (CFM), accounted for approximately 8% and 10% of the Company's revenues from continuing operations in fiscal 1994 and 1993 respectively. At the end of the first quarter of 1995, certain issues between the Company and CFM resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute without additional charges to operations during the third quarter of 1995. All terms of the settlement are confidential. The Company does not expect to have a supply relationship with CFM in the future.

Sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 12%, 11% and 14% of the Company's consolidated revenues from continuing operations in fiscal 1995, 1994 and 1993, respectively. Franchise rights for both Bonanza and Ponderosa are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated.

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

19.  Business Segment Information

The Company designates two business segments for reporting its financial position and result of operations: the Processing segment and the Seafood Importing and Distributing segment. The Processing segment consists of the Meat processing operation. The Seafood operation comprises the Seafood Importing and Distributing segment. The Company's consolidated results by business segment are summarized as follows (in thousands):

                                  1995       1994      1993
Net Sales:
 Processing                       $ 79,921 $106,251 $ 99,642
 Seafood Importing
  & Distributing                    70,376   56,005   48,208
Total                             $150,297 $162,256 $147,850

Operating Income:
 Processing                       $ (4,439)$  6,005 $  4,088
 Seafood Importing
  & Distributing                        15      457     (476)
                                    (4,424)   6,462    3,612
 Corporate expenses                (20,702)   (576)  (23,651)
Total                             $(25,126)$  5,886 $(20,039)

                                     1995     1994     1993

Earnings (loss) from
 continuing operations
 before income taxes:
 Processing                       $ (4,166)$  6,271 $  4,059
 Seafood Importing
  & Distributing                      (866)   (159)   (1,078)
                                    (5,032)  6,112     2,981
 Corporate expenses                (24,298) (3,567)  (26,791
Total                             $(29,330)$ 2,545  $(23,810)

Identifiable Assets:
 Processing                       $ 19,080 $42,625  $ 40,367
 Seafood Importing
  & Distributing                    13,454  12,501    10,165
 Corporate                           1,390   1,766     2,196
 Assets held for sale                1,600   1,600    20,137
Total                             $ 35,524 $58,492  $ 72,865

Capital Expenditures:
 Processing                       $    816 $   472  $    555
 Seafood Importing
  & Distributing                        33      26         9
 Corporate                            -          6         5
                                       849     504       569
 Discontinued Operations              -        628     1,269
Total                             $    849 $  1,132 $  1,838
Depreciation and
 Amortization of Plant
 and Equipment and
 Other Assets:
 Processing                       $    987 $  1,743 $  1,864
 Seafood Importing
  & Distributing                        22       26       24
 Corporate                          21,730      690   21,355
                                    22,739    2,459   23,243
 Discontinued Operations              -         145    1,263
Total                             $ 22,739 $  2,604 $ 24,506


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

                                 PART IV

Item 14.   Exhibits, Financial Statement  Schedules, and  Reports on Form
8-K
                                                                   Page
(a) 1. The   following   audited   consolidated   financial
       statements of the Company are included in Part II, Item 8:

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

       10.2 Forbearance Agreement and Amendment dated as of January 5, 1996 among Rymer Meat Inc., Rymer
                 International Seafood Inc., Rymer Foods Inc. and LaSalle National Bank.


       10.3 Letter Agreement and Amendment dated February 7, 1996 among Rymer Meat Inc., Rymer International Seafood Inc., Rymer Foods Inc. and LaSalle National Bank.


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



                                                   Additions

                                              Charged to
                      Balance at  Charged to    Other                Balance at
                       Beginning   Costs and  Accounts  Deductions      end
 Description            of Year     Expenses (describe) (describe)    of Year
                                              (in thousands)
Deducted in the balance sheets
 from the assets to which
 they apply:

Allowance for doubtful
 accounts-current:

  For the year ended
  October 28, 1995     $  731       $  789     $  952     (a)       $  568

  For the year ended
  October 29, 1994        475          461        205     (a)          731

  For the year ended
  October 30, 1993        330          391        246     (a)          475


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


Date:  July 23, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


 /s/ Edward Schenk      Chairman of the Board,                  7/23/96
P. Edward Schenk        Chief Executive Officer and
                        President (Principal Executive
                        Officer)


 /s/ Edward M. Hebert   Senior Vice President, Chief Financial  7/23/96
Edward M. Hebert        Officer and Treasurer


 /s/ Samuel I. Bailin   Director                                 7/23/96
Samuel I. Bailin


 /s/ Joseph Colonnetta  Director                                 7/23/96
Joseph Colonnetta


 /s/ David E, Jackson   Director                                 7/23/96
David E. Jackson


 /s/ Hannah H. Strasser Director                                 7/23/96
Hannah H. Strasser