Form 10-Q/A
period 1996-01-27
RYMER FOODS INC
filed 1996-07-23
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-Q/A1

                     AMENDMENT TO APPLICATION OR REPORT

                FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


                            Rymer Foods Inc.
          (Exact name of registrant as specified in its charter)



                              AMENDMENT NO. 1

                      The  undersigned  registrant hereby  amends the
            following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended January 27, 1996 as set forth in the pages attached hereto:

                      Pursuant  to the requirements of the Securities
            Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                         RYMER FOODS INC.


                            Edward M. Hebert  Senior Vice President,
                            Chief Financial Officer and Treasurer


       Date:  July 23, 1996


                     This report consists of  18  pages

                     PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                    RYMER FOODS INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                               (unaudited)


                                         January 27,   October 28,
                                             1996         1995
                                               (in thousands)
                      ASSETS
CURRENT ASSETS:
  Receivables, net                           $  8,389     $11,214
  Inventories                                  15,120      18,985
  Other                                           637         775
     TOTAL CURRENT ASSETS                      24,146      30,974
PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements                    1,693       1,441
  Machinery and equipment                       6,839       6,761
                                                8,532       8,202
  Less accumulated depreciation
   and amortization                             6,446       6,172
                                                2,086       2,030
OTHER:
  Assets held for sale or lease                 1,600       1,600
  Other                                           763         920
                                             $ 28,595    $ 35,524

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt:
   Banks                                     $ 11,494    $ 16,372
   Senior Notes                                19,765      18,133
   Other                                          265         673
  Accounts payable                              2,245       1,909
  Accrued liabilities                           2,764       4,453
     TOTAL CURRENT LIABILITIES                 36,533      41,540
LONG-TERM DEBT:
  Other                                            70          70

OTHER NON-CURRENT LIABILITIES                     760         772
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $1 par - 20,000,000 shares
   authorized; 10,753,999 shares outstanding
   in 1996 and 10,753,934 shares outstanding
   in 1995 after deducting treasury shares of
   225,118 in 1996 and 225,183 in 1995         10,754      10,754
  Additional paid-in capital                   44,363      44,363
  Retained deficit                            (63,885)    (61,569)
  Notes receivable from sale of common shares
   to related parties                            -           (406)
     TOTAL STOCKHOLDERS' DEFICIT              ( 8,768)     (6,858)
                                             $ 28,595    $ 35,524
See accompanying notes.

                    RYMER FOODS INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations
                               (unaudited)

                                     Thirteen Weeks Ended
                                   January 27,   January 28,
                                      1996         1995
                             (in thousands, except per share data)
Net sales                              $28,793     $35,881
Cost of sales                           27,991      33,044

Gross profit                               802       2,837

Selling, general and
 administrative expenses                 1,887       2,636

Operating loss                          (1,085)        201

Interest expense                         1,233       1,011
Other income                                (2)       (181)

Net loss                               $(2,316)    $  (629)

Per common share data:

  Primary:

    Net loss                          $   (.22)  $   (.06)

  Fully diluted:

    Net loss                          $   (.22)  $   (.06)



See accompanying notes.

                    RYMER FOODS INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                               (unaudited)


                                              Thirteen Weeks Ended
                                        Jan. 27, 1996     Jan. 28, 1995
                                                  (in thousands)
CASH FLOWS FROM OPERATIONS
  Net loss                                  $ (2,316) $  (629)
  Non-cash adjustments to income (loss):
    Depreciation and amortization                273      151
    Amortization of other assets                  78      466
    Other non-cash expense (income)              -         (6)
    Provision for bad debts                       79      256
  Payment-in-kind interest on Senior Notes       426      -
  Net decrease (increase) to accounts
    receivable                                 2,746     (123)
  Net decrease (increase) to inventories       3,865   (7,443)
  Net decrease to other current and
    long-term assets                             237       65
  Net decrease to accounts payable and
    accrued expenses                            (165)    (680)
  Net cash flows from operating activities of
   continuing operations                       5,223   (7,943)
  Net cash flows from operating activities of
   discontinued operations                        (8)    (226)
   Net cash flows from operating activities    5,215   (8,169)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                          (329)     (63)
  Other
                                                  (6)     ( 5)
Net cash flows from investing activities        (335)     (68)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under
   line-of-credit facilities                  (4,878)   7,970
  Principal payments on debt                      (2)  (2,255)
  Proceeds from borrowings                       -         14
  Proceeds from issuance of common stock         -         16
  Net cash flows from financing activities    (4,880)   5,745

Net change in cash and cash equivalents          -     (2,492)
Cash and cash equivalents balance at
  beginning of year                              -      2,492
Cash and cash equivalents balance at
  end of first quarter                    $     -    $     -

Supplemental cash flow information:
  Interest paid                            $     419 $  1,401
  Income taxes paid, net of refunds                                          $        5 $    183

See accompanying notes.

                    RYMER FOODS INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                               (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K/A1 for the fiscal year ended October 28, 1995.

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

     In the first quarter of 1996, the Company reported a decrease in net sales from its Meat processing segment as compared to the first quarter of 1995 of 45% principally due to the loss of certain major customers. In 1995, the Company reported a net loss from continuing  operations  of  $29.3  million,  the  fourth  loss  from continuing operations before extraordinary item in the last five years. In the first quarter of 1996, Rymer Meat was informed that its supply contracts with restaurants owned by Darden Restaurants (formerly General Mills) would not be renewed. Sales to these restaurant chains comprised approximately 15% of net sales from its Meat processing segment in the first quarters of both 1996 and 1995. At January 27, 1996, the Company had a stockholders' deficit of $8.8 million.

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

3.   RECEIVABLES
     Receivables are net of allowances for doubtful accounts of $667,500 at January 27, 1996 and $568,000 at October 28, 1995.

4.   INVENTORIES
     Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories was as follows:

                      January 27, 1996   October 28, 1995
                                 (in thousands)

            Raw materials      $ 3,362       $ 6,415
            Finished goods      11,758        12,570
                 Total         $15,120       $18,985

5.   DISCONTINUED  OPERATIONS AND  PROPOSED SALE  OF RYMER  INTERNATIONAL
     SEAFOOD

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

     Rymer International Seafood
     On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to an entity to be formed by the current President of Rymer Seafood. The agreement specifies that the sales price for the assets, based on balances as of January 27, 1996, will be approximately $12.2 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note of the buyer and the assumption by the buyer of approximately $7.5 million in bank debt and $1.7 million of other current liabilities. Consummation of the transaction is subject to a variety of conditions, including negotiation of definitive documentation and approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and the holders of a majority of Rymer's outstanding 11% Senior Notes. The Company plans to proceed with solicitation of these approvals and, if obtained, to complete the Sale of Rymer Seafood during the fourth quarter of 1996.

     The Company, in its originally filed first quarter 1996 Form 10-Q, reported its Rymer Seafood segment as a discontinued operation. As a result of discussions with the staff of the Securities and Exchange Commission, the Company has reclassified these operations to continuing operations. The Company expects to record a loss on the sale of Rymer Seafood of approximately $1.5 million which will be recorded as of the measurement date which is expected to be in the fourth quarter of 1996. Absent this proposed sale, management believes that the carrying value of the Seafood assets is recoverable in the course of normal operations.

     The net assets of Rymer Seafood expected to be sold are as follows as of January 27, 1996 and October 28, 1995:


                                       January 27,     October 28,
                                         1996             1995
                                             (in thousands)

     Receivables                            $ 5,424     $ 6,537
     Inventories                              7,584       6,866
     Other current assets                         9           8
     Net property, plant and equipment           41          43
            Total assets                     13,058      13,454
     Less: current liabilities               (9,055)     (9,451)
                                           $  4,003    $  4,003

     The following summarizes the results of Rymer Seafood reflected in the accompanying condensed statements of operations:

                                          1996            1995
                                             (in thousands)

     Net sales                              $16,814     $13,902

     Income from operations                 $    32     $    64

6.   LONG-TERM DEBT AND LINES OF CREDIT
     Long-term debt consists of the following:

                                             January 27,      October 28,
                                                1996             1995
                                                    (in thousands)

     Banks, with interest of 1/2% over
      prime in 1996 and 1995                    $11,494        $16,372
     Senior Notes due December 15, 2000,
      with interest at 18%                       19,765         18,133
     Other, including capitalized leases
      and amounts to related parties
     Due to former executives under restructured
      employment and consulting agreements          255            656
     Other                                           80             87
                                                 31,594         35,248
     Less amounts classified as current          31,524         35,178
                                               $     70       $     70


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

     In January 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate
     Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and the former executives (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A1 for the year ended October 28, 1995). The Company has deferred payment of this debt in order to conserve cash for use in operation of its business. The Company intends to continue to accrue interest on the debt at 9.5%. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior Note Indenture. While LaSalle has not waived this default, the Company believes that it is LaSalle's intention not to take any action as a result of the default. However, there can be no assurance that LaSalle will continue to forbear from taking action as a result of these defaults.

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

     The Company's Seafood subsidiary had total lines of credit available under notes payable of $10.9 million at January 27, 1996 and $10.8 million at October 28, 1995 of which $0.9 million and $1.1 million, respectively, was unused.

     Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $2.5 million and $1.5 million at January 27, 1996 and October 28, 1995, respectively.

     The following table summarizes the activity of the Company's Senior Notes (in thousands):

         Senior Notes originally issued in connection
          with the 1993 Restructuring                           $19,977
         Interest payment-in-kind on June 15, 1993                1,456
         Mandatory redemptions:
              June 1994                                          (1,050)
              December 1994                                      (2,250)
         Senior Note principal outstanding at October 28, 1995   18,133
         Interest payment-in-kind on December 15, 1995            1,632
         Senior Note principal outstanding at January 27, 1996  $19,765


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

     The notes payable to former executives under the restructured employment and consulting agreements were amended in connection with the Restructuring (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A1 for the year ended October 28, 1995). At October 28, 1995, the balance consisted of unsecured notes totalling $406,000 which bore interest at 9.5% per annum and matured on January 2, 1996 and non-interest bearing notes with a face value of $255,000 which were due and payable on January 2, 1996. The Company did not make the required payments under these notes, as discussed previously.

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

8.   COMMITMENTS AND CONTINGENCIES
     The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $6.9 million and $4.1 million at January 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $2.9 million at both January 27, 1996 and October 28, 1995.


          Notes to Financial Statements (unaudited) -- cont'd.

COMPUTATION OF EARNINGS PER SHARE

                            ASSUMING PRIMARY DILUTION  ASSUMING FULL DILUTION
                                Thirteen Weeks Ended    Thirteen Weeks Ended
                              January 27, January 28, January 27, January 28,
                                1996         1995         1996      1995
                                     (In thousands, except per share amounts)

AVERAGE SHARES OUTSTANDING

  1  Average shares outstanding        10,754   10,741      10,754   10,741
  2  Net additional shares outstanding
      assuming exercise of stock
       options                            -        297          74      297
  3  Average number of common shares
      outstanding                      10,754   11,038      10,828   11,038

EARNINGS

  4  Net loss                         $(2,316) $  (629)    $(2,316) $  (629)

PER SHARE AMOUNTS

     Net loss   (line 4 / line 3)    $  (.22)  $  (.06)  $  (.21)    $ (.06)
                                    (a)


NOTE 1 - In all years, earnings per share was calculated using the treasury stock method.

(a) Amount is anti-dilutive; accordingly, primary earnings per share is disclosed for reporting purposes in accordance with generally accepted accounting principles.

                    RYMER FOODS INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's consolidated results from operations are generated by its meat processing and seafood importing and distribution operation.

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

First Quarter of 1996 versus First Quarter of 1995

Consolidated sales for the first quarter of 1996 of $29 million decreased from the first quarter of 1995 by $7.1 million or 20%. Sales decreased primarily due to reduced sales volume due to increased competition. A significant portion of the sales volume decrease resulted from the termination of sales to a major customer during the second quarter of 1995. Sales of the Company's meat segment decreased by $10 million or 45% and sales of its seafood importing and distributing segment increased $2.9 million or 21%.

The Company experienced a decline in unit sales in its meat segment of approximately 49% primarily due to increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market and due to adverse weather conditions in certain areas of the country. The Company's meat segment experienced an increase of 6.6% in the average selling price primarily due to a higher priced mix of products sold in 1996 as compared to 1995.

As compared to 1995, consolidated cost of sales decreased by $5.1 million or 15.3% while total gross profit decreased by $2.0 million or 71.7%. As a percentage of sales, the gross margin decreased to 2.8% as compared to 7.9% in 1995.

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

Selling, general and administrative expenses decreased by $749,000 or 28.4% in 1996 as compared to 1995. Administrative expenses decreased by $723,000. A reduction in goodwill amortization of $290,000 was experienced as compared to the first quarter of 1995 due to the required writedown of goodwill recorded in the Company's 1995 fourth quarter. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the remaining decrease of $433,000. Selling expenses decreased by $26,000 primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores and reduced salary expenses due to decreases in personnel partially offset by additional selling costs at Rymer Seafood associated with their Ecuadorian Shrimp line.

Interest Expense

Interest expense increased by $222,000 or 22.0% as compared to 1995. This increase was attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. The Company does not expect to have funds available to pay its
June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company is accruing interest expense on the
Senior Notes at a rate of 18% for fiscal 1996. The Company recorded an additional interest charge of approximately $335,000 in the first quarter of 1996 related to the increase in the interest rate on the Senior Notes. After considering the increase in Senior Note interest of approximately $335,000, interest expense decreased by approximately $113,000 compared to 1995 due primarily to lower interest rates on the credit line facility due to the replacement of the higher-cost former credit facility with BA Business Credit Inc. with the LaSalle credit facility on April 7, 1995.

The Company may also seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. There can be no assurances that such a restructuring will occur.

Other Income

The Company earned other income of $181,000 in 1995 which was comprised primarily of consulting fees. The Company earned other income in 1996 of $2,000 consisting primarily of interest income.

DISCONTINUED OPERATIONS AND PROPOSED SALE OF RYMER INTERNATIONAL SEAFOOD

The Company continues to carry its idle Plant City, Florida property at its estimated net realizable value of $1.6 million. In January 1996, the Company entered into a preliminary agreement to lease the Plant City facility for a period of ten years. The preliminary lease agreement was cancelled in June 1996. As a result, the property continues to be marketed for sale or lease. Management believes, based on a recent estimate of the property's value, that the carrying value is appropriate. The Company will continue to evaluate the carrying value in the future.

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

The Company, in its originally filed first quarter 1996 10-Q, reported its Rymer Seafood segment as a discontinued operation. As a result of discussions with the staff of the Securities and Exchange Commission, the Company has reclassified these operations to continuing operations. The Company expects to record a loss on the sale of Rymer Seafood of approximately $1.5 million which will be recorded as of the measurement date which is expected to be in the fourth quarter of 1996. Absent this proposed sale, management believes that the carrying value of the Seafood assets is recoverable in the course of normal operations.

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

In January of 1996, the Company did not make required payments of $255,000 under notes payable due to former executives (Affiliate Debt). The Affiliate Debt is related to certain amended employment and consulting agreements between the Company and the former executives (See
Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A1 for the year ended October 28, 1995). The Company has deferred payment of this debt in order to conserve cash for use in operation of its business. The Company intends to continue to accrue interest on the debt at 9.5%. The non-payment of the Affiliate Debt caused cross-defaults under the Loan and Security Agreement with LaSalle and under the Senior Note Indenture. While LaSalle has not waived this default, the Company believes that it is LaSalle's intention not to take any action as a result of the default. However, there can be no assurance that LaSalle will continue to forbear from taking action as a result of these defaults.

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

The Company had a net working capital deficit at January 27, 1996 of $12.4 million which is a decrease in working capital of $1.8 million as compared to a working capital deficit of $10.6 million at October 28, 1995. The decrease was primarily due to a decrease in current assets of $6.8 million partially offset by a decrease in current liabilities of $5.0 million.

Accounts receivable decreased by $2.8 million primarily due to decreased sales. Inventories decreased by $3.9 million due to decreased purchasing along with efforts by the Company to reduce inventories in order to reduce debt.

Current liabilities decreased due to a decrease in bank loans of $4.9 million, a decrease in accrued liabilities of $1.7 million, and a decrease in other long-term debt of 0.4 million. These decreases were partially offset by an increase in the principal amount of Senior Notes of $1.6 million and accounts payable of $0.3 million.

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

The Company's Meat subsidiary had total lines of credit available under notes payable of $6.3 million at January 27, 1996 and $11.7 million at October 28, 1995 of which $2.3 million and $3.6 million, respectively, was unused.

The Company's Seafood subsidiary had total lines of credit available under notes payable of $10.9 million at January 27, 1996 and $10.8 million at October 28, 1995 of which $0.9 million and $1.1 million, respectively, was unused.

Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $2.5 million and $1.5 million at January 27, 1996 and October 28, 1995, respectively.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $6.9 million and $4.1 million at January 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $2.9 million as of both January 27, 1996 and October 28, 1995.

At October 28, 1995, the Company had an operating loss carryforward for tax reporting purposes of approximately $31.2 million. See Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A1 for the year ended October 28, 1995 for expiration dates of the carryforwards. The utilization of operating loss carryforwards is expected to enhance future cash flow by reducing cash outlays which would otherwise be required for income tax payments.

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

                          RYMER FOODS INC. AND SUBSIDIARIES
                             PART II - OTHER INFORMATION


            Item 6.    Exhibits and Reports on Form 8-K

              (a)    Exhibits filed:


              11 Computations of earnings per share are included in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A1.

                 Exhibits incorporated by reference:

              10.1              Supplement No. 1, dated as  of February 8,
                           1996, to the Indenture dated as of April 7, 1993 between Rymer Foods Inc. and Continental Stock Transfer & Trust Company as Trustee for Rymer Foods Inc. 11% Senior Notes due 2000.

              10.2              Amendment to Loan  Agreement, dated as  of
                           February 24, 1996, by and among Rymer Meat
                           Inc., Rymer International Seafood Inc., Rymer Foods Inc. and LaSalle National Bank.

              13.1               Annual  Report on  Form 10-K/A1  of Rymer
                           Foods Inc. for the fiscal year ended October 28, 1995 (Incorporated by reference).

              21.1               Subsidiaries     of      the     Company.
                           (Incorporated by reference to Exhibit 22 to the Annual Report of Form 10-K/A1 of Rymer Foods Inc. for the fiscal year ended October 28, 1995.)

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