Form 10-Q/A
period 1996-04-27
RYMER FOODS INC
filed 1996-07-23
CIK 56871

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


                             AMENDMENT NO. 1


               The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended April 27, 1996 as set forth in the pages attached hereto:

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                               RYMER FOODS INC.



                              By:

                                Edward M. Hebert
                                Senior Vice President, Chief Financial
                                Officer and Treasurer


Date:  July 23, 1996



                   This report consists of  19  pages

                     PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                    RYMER FOODS INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                               (unaudited)

                                           April 27,   October 28,
                                             1996          1995
                                               (in thousands)
                    ASSETS
CURRENT ASSETS:
  Receivables, net                           $  7,349    $ 11,214
  Inventories                                  10,660      18,985
  Other                                           462         775
     TOTAL CURRENT ASSETS                      18,471      30,974
PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements                    1,735       1,441
  Machinery and equipment                       6,871       6,761
                                                8,606       8,202
  Less accumulated depreciation
   and amortization                             6,703       6,172
                                                1,903       2,030
OTHER:
  Assets held for sale or lease                 1,600       1,600
  Other                                           713         920
                                             $ 22,687    $ 35,524

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt:
   Banks                                     $  8,344    $ 16,372
   Senior Notes                                19,765      18,133
   Other, primarily amounts to related parties    186         673
  Accounts payable                              1,504       1,909
  Accrued liabilities                           3,203       4,453
     TOTAL CURRENT LIABILITIES                 33,002      41,540
LONG-TERM DEBT:
  Other                                           70           70

OTHER NON-CURRENT LIABILITIES                     731         772
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $1 par - 20,000,000 shares
   authorized; 10,754,086 shares outstanding
   in 1996 and 10,753,934 shares outstanding
   in 1995 after deducting treasury shares of
   225,031 in 1996 and 225,183 in 1995         10,754      10,754
  Additional paid-in capital                   44,363      44,363
  Retained deficit                            (66,233)    (61,569)
  Notes receivable from sale of common shares
   to related parties                            -           (406)
     TOTAL STOCKHOLDERS' DEFICIT              (11,116)     (6,858)
                                             $ 22,687    $ 35,524
See accompanying notes.

                    RYMER FOODS INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations
                               (Unaudited)

                       Thirteen Weeks Ended  Twenty-Six Weeks Ended
                         April 27, April 29,  April 27, April 29,
                           1996      1995       1996      1995
                              (in thousands except per share data)
Net sales                 $25,254    $36,224  $ 54,047  $ 72,105
Cost of sales              24,546     33,079    52,537    66,123
Gross profit (loss)           708      3,145     1,510     5,982

Selling, general and
 administrative expenses    1,802      3,218     3,689     5,854
Operating loss             (1,094)       (73)   (2,179)      128

Interest expense            1,258      1,161     2,486     2,172
Other income                   (4)      (126)       (1)     (307)

Net loss                  $(2,348)   $(1,108) $ (4,664) $ (1,737)

Per common share data:
 Primary:
    Net loss              $  (.22)   $  (.10) $   (.43) $   (.16)
 Fully diluted:
    Net loss              $  (.22)   $  (.10) $   (.43) $   (.16)

Average shares outstanding
  Primary                10,754,000 10,895,000 10,754,000 10,975,000
  Fully diluted          10,754,000 10,895,000 10,754,000 10,975,000



See accompanying notes.

                    RYMER FOODS INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                               (unaudited)


                                           Twenty-Six Weeks Ended
                                       April 27, 1996    April 29, 1995
                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations            $(4,664)    $  (1,737)
  Non-cash adjustments to income (loss):
    Depreciation                                 531           305
    Amortization of other assets                 100           893
    Other non-cash expense (income)              -             (25)
    Provision for bad debts                      209           584
  Payment-in-kind interest on Senior Notes     1,730            -
  Net decrease (increase) to accounts
   receivable                                  3,658        (2,615)
  Net decrease (increase) to inventories       8,325        (8,344)
  Net decrease to other current and
   long-term assets                              419           137
  Net decrease to accounts payable and
     accrued expenses                         (1,753)       (1,461)
  Net cash flows from operating activities of
   continuing operations                       8,555       (12,263)
  Net cash flows from operating activities of
   discontinued operations                        (9)         (515)
   Net cash flows from operating activities    8,546       (12,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (405)         (368)
  Other                                          (34)           (9)
  Net cash flows from investing activities      (439)         (377)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
   line-of-credit facilities                  (8,026)       12,886
  Principal payments on debt                     (81)       (2,270)
  Proceeds from borrowings                       -              25
  Proceeds from issuance of common stock         -              22
  Net cash flows from financing activities    (8,107)       10,663

Net change in cash and cash equivalents          -          (2,492)
Cash and cash equivalents balance
  at beginning of year                           -           2,492
Cash and cash equivalents balance
  at end of second quarter                   $   -       $     -

Supplemental cash flow information:
  Interest paid                              $   686     $   1,887
  Income taxes paid, net of refunds          $    15     $     632

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

     In the first half of 1996, the Company reported a decrease in net sales from its Meat processing segment as compared to the first half of 1995 of 45% principally due to the loss of certain major customers and increased competition. In 1995, the Company reported a net loss from continuing operations of $29.3 million, its fourth loss from continuing operations before extraordinary item in the last five years. In the first quarter of 1996, Rymer Meat was informed that its supply contracts with restaurants owned by Darden Restaurants (formerly General Mills) would not be renewed. Sales to these restaurant chains comprised approximately 10.3% and 15.7% of net sales from its meat processing segment in the first half of 1996 and 1995, respectively. At April 27, 1996, the Company had a stockholders' deficit of $11.1 million.

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

3.   RECEIVABLES
     Receivables are net of allowances for doubtful accounts of $776,500 at April 27, 1996 and $568,000 at October 28, 1995.

4.   INVENTORIES
     Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories was:

                             April 27, 1996       October 28, 1995
                                  (in thousands)

            Raw materials       $  2,353             $  6,415
            Finished goods         8,307               12,570
                 Total          $ 10,660             $ 18,985

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

     The Company, in its originally filed second quarter 1996 Form 10-Q, reported its Rymer Seafood segment as a discontinued operation. As a result of discussions with the staff at the Securities and Exchange Commission, the Company has reclassified these operations to continuing operations. The Company expects to record a loss on the sale of Rymer Seafood of approximately $1.5 million, which will be recorded as of the measurement date which is expected to be in the fourth quarter of 1996. Absent this proposed sale, management believes that the carrying value of the Seafood assets is recoverable in the course of normal operations.

     The net assets of Rymer Seafood expected to be sold are as follows:

                                           April 27,   October 28,
                                           1996           1995
                                              (in thousands)
       Receivables                          $ 4,661     $ 6,537
       Inventories                            5,696       6,866
       Other current assets                      12           8
       Net property, plant and
        equipment                                37          43
         Total assets                        10,406      13,454
       Less:  current liabilities            (6,403)     (9,451)
                                            $ 4,003     $ 4,003

     The following summarizes the results of Rymer Seafood reflected in the accompanying condensed statements of operations for the twenty-six weeks ended April 27, 1996 and April 29, 1995:

                                            1996          1995
                                              (in thousands)
       Net sales                           $ 31,379    $ 30,605
       Income from operations              $    153    $    376

6.   LONG-TERM DEBT AND LINES OF CREDIT
     Long-term debt consists of the following (in thousands):

                                            April 27,      October 28,
                                              1996            1995

     Banks, with interest of 1/2% over
      prime in 1996 and 1995                 $ 8,344         $16,372
     Senior Notes due December 15, 2000,
      with interest at 18%                    19,765          18,133
     Other, including capitalized leases
      and amounts to related parties
     Due to former executives under restructured
      employment and consulting agreements       186             656
     Other                                        70              87
                                              28,365          35,248
     Less amounts classified as current       28,295          35,178
                                             $    70         $    70

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

     In the Letter Agreement, LaSalle also agreed to amend the Loan and Security Agreement in order to revise the next test date for the financial covenants to be as of February 24, 1996. On March 12, 1996, the Company and LaSalle entered into an Amendment to Loan Agreement that modified certain provisions of the Loan and Security Agreement between the Company and LaSalle, including covenants relating to financial amounts and ratios. The Company was in compliance with such modified financial covenants, as of April 27, 1996. However, there is no assurance that the Company will remain in compliance with the covenants, as modified. In particular, the Company is in violation of a covenant that limits the Company's cumulative loss through May 30, 1996 of the current fiscal year.
     To date, LaSalle has not taken any action with regard to this violation; however, there can be no assurance that LaSalle will not take action in the future. Also, effective on June 30, 1996, the Company and LaSalle signed an Amendment to the Loan Agreement that modified certain provisions including an increase in the interest rate applied on the loan. LaSalle has the right, upon the occurrence of an event of default, to terminate the credit facility and declare all loans due and payable on demand. The Company's bank indebtedness and indebtedness under the Senior Notes have been classified as current liabilities at both April 27, 1996 and October 28, 1995.

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

     The following table summarizes the activity of the Company's Senior Notes (in thousands):

           Senior Notes originally issued in connection
            with the 1993 Restructuring                          $19,977
           Interest payment-in-kind on June 15, 1993               1,456
           Mandatory redemptions:
             June 1994                                            (1,050)
             December 1994                                        (2,250)
           Senior Note principal outstanding at October 28, 1995  18,133
           Interest payment-in-kind on December 15, 1995           1,632
           Senior Note principal outstanding at April 27, 1996   $19,765

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

8.   COMMITMENTS AND CONTINGENCIES
     The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $3.6 million and $4.1 million at April 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $1.6 million and $2.9 million at April 27, 1996 and October 28, 1995, respectively.

                    RYMER FOODS INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's consolidated results from operations  are generated by  its
meat  processing   segment  and   seafood   importing  and   distribution
operations.

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

First Half of 1996 versus First Half of 1995

Consolidated sales for the first half of 1996 of $54.0 million decreased from the first half of 1995 by $18.1 million or 25%. Sales decreased primarily due to reduced sales volume due to increased competition. A significant portion of the sales volume decrease resulted from the termination of sales to a major customer during the second quarter of 1995. Sales of the Company's meat processing segment decreased by $18.8 million or 45% and sales of its seafood importing and distribution segment increased by $0.7 million.

The Company experienced a decline in unit sales of approximately 43% in its Meat segment primarily due to the loss of certain major customers and increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market and due to adverse weather conditions in certain areas of the country during the first quarter of 1996. The Company's meat segment experienced a decrease of 4.3% in the average selling price primarily due to price reductions.

As compared to 1995, consolidated cost of sales decreased by $13.6 million or 20.5% while total gross profit decreased by $4.5 million or 74.8%. As a percentage of sales, the gross margin decreased to 2.8% as compared to 8.3% in 1995.

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

Selling, general and administrative expenses decreased by $2.2 million or 37% in 1996 as compared to 1995. Administrative expenses decreased by $1.7 million. A reduction in goodwill amortization of $0.6 million was experienced as compared to the first half of 1995 due to the required writedown of goodwill recorded in the Company's 1995 fourth quarter. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the remaining decrease of $1.1 million. Selling expenses decreased by $0.5 million primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores and reduced salary expenses due to decreases in personnel.

Interest Expense

Interest expense increased by $314,000 or 14.5% as compared to 1995. This increase was attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. The Company does not expect to have funds available to pay its June 15, 1996 or December 15, 1996 Senior Note interest payments in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996. The Company recorded an additional Senior Note interest of approximately $690,000 in the first half of 1996 primarily due to the increase in the interest rate on the Senior Notes. After considering the increase in Senior Note interest of approximately $690,000, interest expense decreased by approximately $376,000 compared to 1995 due primarily to lower interest rates on the credit line facility and lower interest expense related to amortization of bank costs due to the replacement of the higher-cost former credit facility with BA Business Credit Inc. with the LaSalle credit facility on April 7, 1995.

The Company may also seek to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. This restructuring could involve the conversion of some or all of the Company's Senior Notes into equity. There can be no assurances that such a restructuring will occur.

Other Income

The Company earned other  income of $307,000 in 1995 which was  comprised
primarily  of consulting fees.   The Company earned  other income in 1996
of $1,000 consisting primarily of interest income.

Second Quarter of 1996 versus Second Quarter of 1995

Consolidated sales  for  the second  quarter  of  1996 of  $25.3  million decreased from the second quarter of 1995 by $11.0 million or 30%. Sales decreased primarily due to reduced sales volume due to increased competition. A significant portion of the sales volume decrease resulted from the termination of sales to a major customer during the second quarter of 1995. Sales of the Company's meat processing segment decreased by $18.8 million or 45% and sales of its seafood importing and distribution segment decreased by $2.2 million or 13%.

The Company experienced a decline in unit sales of approximately 36% in its meat segment primarily due to increased competition. The Company experienced a decrease of 14.2% in the average selling price primarily due to price reductions and a lower priced mix of products sold in the second quarter of 1996 versus 1995.

As compared to 1995, consolidated cost of sales decreased by $8.5 million or 25.8% while total gross profit decreased by $2.4 million or 77.5%. As a percentage of sales, the gross margin decreased to 2.8% as compared to 8.7% in 1995.

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

Selling, general and administrative expenses decreased by $1.4 million or 44% as compared to 1995. Administrative expenses decreased by $1.0 million. A reduction in goodwill amortization of $0.3 million was experienced as compared to the second quarter of 1995 due to the required writedown of goodwill recorded in the Company's 1995 fourth quarter. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the remaining decrease of $0.7 million. Selling expenses decreased by $0.4 million primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores and reduced salary expenses due to decreases in personnel.

Interest Expense

Interest expense increased by $97,000 or 8.4% as compared to 1995. This increase was attributable to increased interest expense on the Company's 11% Senior Notes. The Company recorded additional Senior Note interest of approximately $390,000 in the second quarter of 1996 primarily due to the increase in the interest rate on the Senior Notes from 11% to 18% because the Company intends to pay interest by issuing additional Senior Notes versus payment of cash interest. After considering the increase in Senior Note interest of approximately $390,000, interest expense decreased by approximately $293,000 compared to 1995 due primarily to lower interest rates on the credit line facility and lower interest expense related to amortization of bank costs due to the replacement of the higher-cost former credit facility with BA Business Credit Inc. with the LaSalle credit facility on April 7, 1995 and due to lower borrowings under bank lines of credit primarily due to lower inventory balances.

Other Income

The Company earned other income of $126,000 in the second quarter of 1995 which was comprised primarily of consulting fees.

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

The Company, in its originally filed second quarter 1996 Form 10-Q, reported its Rymer Seafood segment as a discontinued operation. As a result of discussions with the staff at the Securities and Exchange Commission, the Company has reclassified these operations to continuing operations. The Company expects to record a loss on the sale of Rymer Seafood of approximately $1.5 million, which will be recorded as of the measurement date which is expected to be in the fourth quarter of 1996. Absent this proposed sale, management believes that the carrying value of the Seafood assets is recoverable in the course of normal operations.

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

The Company had a net working capital deficit at April 27, 1996 of $14.5 million which is a decrease in working capital of $3.9 million as compared to a working capital deficit of $10.6 million at October 28, 1995. The decrease was due to a decrease in current assets of $12.5 million partially offset by a decrease in current liabilities of $8.5 million.

Accounts receivable decreased by $3.9 million primarily due to decreased sales. Inventories decreased by $8.3 million due to decreased purchasing along with efforts by the Company to reduce inventories in order to reduce debt. Other assets decreased by $0.3 million due to the amortization of prepaid expenses.

Current liabilities decreased due to a decrease in bank loans of $8.0 million, a decrease in accrued liabilities of $1.3 million, and decreases in accounts payable and other long-term debt of $0.4 million and $0.5 million, respectively. These decreases were partially offset by an increase in the principal amount of Senior Notes of $1.6 million.

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

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $3.6 million and $4.1 million at April 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $1.6 million as of April 27, 1996 and $2.9 million as of October 28, 1995.

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