Form 10-Q
period 1995-09-30
RYMER FOODS INC
filed 1996-09-10
CIK 56871

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF  THE
          SECURITIES
                                       EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 1996

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

                           Yes   X        No

Registrant had 10,753,934 shares of common stock outstanding as of August 2, 1996.


                   This report consists of 17 pages.

                    PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                   RYMER FOODS INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets
                              (unaudited)


                                             July 27,     October 28,
                                               1996         1995
                                               (in thousands)
                    ASSETS
CURRENT ASSETS:
  Receivables, net                           $  7,937     $11,214
  Inventories                                   7,770       8,985
  Other                                           534         775
     TOTAL CURRENT ASSETS                      16,241      30,974

PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements                    1,735       1,441
  Machinery and equipment                       6,906       6,761
                                                8,641       8,202
  Less accumulated depreciation and amort.      6,975       6,172
                                                1,666       2,030
OTHER:
  Assets held for sale or lease                 1,600       1,600
  Other                                           671         920
                                             $ 20,178    $ 35,524

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt:
   Banks                                     $  6,542    $ 16,372
   Senior Notes
                                               21,544      18,133
   Other, primarily amounts to related parties     66         673
  Accounts payable                              1,430       1,909
  Accrued liabilities                           2,185       4,453
     TOTAL CURRENT LIABILITIES                 31,767      41,540
LONG-TERM DEBT:
  Other                                            70          70

OTHER NON-CURRENT LIABILITIES                     743         772
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $1 par - 20,000,000 shares
   authorized; 10,754,086 shares outstanding
   in 1996 and 10,753,934 shares outstanding
   in 1995 after deducting treasury shares of
   225,033 in 1996 and 225,183 in 1995         10,754      10,754
  Additional paid-in capital                   44,363      44,363
  Retained deficit                            (67,519)    (61,569)
  Notes receivable from sale of common shares
   to related parties                              -         (406)
     TOTAL STOCKHOLDERS' DEFICIT              (12,402)     (6,858)
                                             $ 20,178    $ 35,524

See accompanying notes.
</TABLE)


                   RYMER FOODS INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Operations
                              (Unaudited)


                             Thirteen Weeks        Thirty-Nine
                              Weeks Ended          Weeks Ended
                           July 27,   July 29,   July 27,  July 29,
                            1996       1995       1996      1995

                             (in thousands except per share data)
Net sales                  $26,237    $39,118   $ 80,284   $111,223
Cost of sales               24,549     37,074     77,086    103,197
Gross profit (loss)          1,688      2,044      3,198      8,026

Selling, general and
 administrative expenses     1,804      2,693      5,493      8,547
Operating loss                (116)      (649)    (2,295)      (521)

Interest expense             1,173        979      3,659      3,151
Other income                    (3)       (78)        (4)      (385)

Net loss                   $(1,286)   $(1,550)  $ (5,950)  $ (3,287)

Per common share data:

 Primary:
  Net loss                 $  (.12)    $ (.14)    $ (.55)    $ (.30)

 Fully diluted:
  Net loss                 $  (.12)    $ (.14)    $ (.55)    $ (.30)

Average shares outstanding
  Primary               10,754,000 10,756,000 10,754,000 10,901,000
  Fully diluted         10,754,000 10,756,000 10,754,000 10,901,000



See accompanying notes.

                   RYMER FOODS INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                              (unaudited)


                                                Thirty-Nine Weeks Ended
                                             July 27, 1996  July 29, 1995

                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations                $(5,950)  $   (3,287)
Non-cash adjustments to income (loss):
    Depreciation                                     803          444
    Amortization of other assets                     143        1,245
    Other non-cash expense (income)                    -         (18)
    Provision for bad debts                          229         649
  Payment-in-kind interest on Senior Notes         3,411           -
  Net decrease (increase) to accounts receivable   3,048      (2,465)
  Net decrease (increase) to inventories          11,216      (3,369)
  Net decrease to other current and
    long-term assets                                 347        (139)
  Net decrease to accounts payable and accrued
    expenses                                      (2,343)     (2,476)
  Net cash flows from operating activities of
   continuing operations                          10,904      (9,416)
  Net cash flows from operating activities of
   discontinued operations                           (9)        (529)
   Net cash flows from operating activities      10,895       (9,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (439)       (427)
  Other                                             (19)        (13)
  Net cash flows from investing activities         (458)       (440)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
    line-of-credit facilities                   (10,253)     10,109
  Principal payments on debt                       (184)     (2,280)
  Proceeds from borrowings                            -          37
  Proceeds from issuance of common stock              -          27
  Net cash flows from financing activities      (10,437)      7,893

Net change in cash and cash equivalents               -      (2,492)
Cash and cash equivalents balance at
  beginning of year                                   -       2,492
Cash and cash equivalents balance at
  end of third quarter                            $   -     $    -

Supplemental cash flow information:
  Interest paid                                   $ 925     $ 2,311
  Income taxes paid, net of refunds               $  15     $   648

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

     In the first three quarters of 1996, the Company reported a decrease in net sales from its meat processing segment as compared to the first three quarters of 1995 of 46% principally due to the loss of certain major customers and increased competition. In 1995, the Company reported a net loss from continuing operations of $29.3 million, its fourth loss from continuing operations before extraordinary item in the last five years. In the first quarter of 1996, Rymer Meat was informed that its supply contracts with restaurants owned by Darden Restaurants (formerly General Mills) would not be renewed. Sales to these restaurant chains comprised approximately 5.1% and 19.6% of net sales from its meat processing segment in the first three quarters of 1996 and 1995, respectively. At July 27, 1996, the Company had a stockholders' deficit of $12.4 million.

     As explained more fully in Note 6, the Company was not in compliance at July 29, 1995, October 28, 1995 and January 27, 1996 with certain covenants contained in the loan agreement between the Company and LaSalle National Bank (LaSalle). In 1996, the Company continued to be in violation of certain covenants contained in the loan agreement. However, the Company received a waiver for the events of default in regard to its loan covenants on August 28, 1996 which coincides with a revised loan agreement with LaSalle Bank in conjunction with its sale of Rymer Seafood. In addition, an event of default under the LaSalle Agreement and a cross-default under the Senior Note Indenture existed at January 27, 1996 and October 28, 1995 due to the non-payment of certain notes to former affiliates in January 1996 (See Note 6). The Company received a waiver of such event of default under the Indenture in March 1996 with an effective date as of February 8, 1996. The payment terms of these notes to former affiliates were revised during the second quarter of 1996.

     These conditions raise doubt about the Company's ability to continue operating as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the Company's future success is dependent upon continuing to reverse the sales decline experienced in 1995 and the first three quarters of 1996 and the continued reduction of operating costs. The Company is pursuing new sales opportunities while continuing to streamline its production process and reduce other costs. Significant expense and personnel reductions implemented during the fourth quarter of 1995, including an approximate 20% reduction of the Company's work force, are expected to reduce direct labor, salary and other expenses by approximately $4.0 million in 1996.

3.   RECEIVABLES
     Receivables are net of allowances for doubtful accounts of $580,000 at July 27, 1996 and $353,000 at October 28, 1995.


4.   INVENTORIES
     Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories was:


                            July 27, 1996         October 28, 1995
                                       (in thousands)

           Raw materials       $ 2,011                $ 6,415
           Finished goods        5,759                 12,570
                Total          $ 7,770                $18,985


5.   DISCONTINUED OPERATIONS AND SALE OF RYMER INTERNATIONAL SEAFOOD

     Rymer Chicken - Plant City
     During 1992, the Company decided to place its idle Plant City chicken facility and equipment for sale.

     In January 1996, the Company entered into an agreement to lease the Plant City facility for a period of ten years. In June 1996, the preliminary lease agreement was cancelled. As a result, the property continues to be marketed for sale or lease. Management believes, based on a recent estimate of the property's value, that the carrying value is appropriate. The Company will continue to evaluate the carrying value in the future. Rymer Chicken-Plant City assets are classified as assets held for sale or lease at both July 27, 1996 and October 28, 1995.

     Reserves established in 1992 and 1993 are considered adequate to maintain the idle facility. The Company incurred costs related to maintaining the idle facility of approximately $25,000 during the first three quarters of 1996 and $34,000 during the first three quarters of 1995 which were charged to the reserve established for such losses during fiscal 1992 and 1993.

     Rymer International Seafood
     On August 28, 1996, the Company completed the sale of substantially all of the assets of its Seafood subsidiary to BGL I, Inc. The Company's shareholders approved the transaction at a special meeting on August 28, 1996. Consummation of the sale was subject to certain conditions, including approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and approval of Rymer's outstanding 11% Senior Notes. Senior noteholder approval was received prior to the shareholder meeting of August 28, 1996. Based on balances as of July 27,1996, the sales price was approximately $9.5 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note from the buyer and the assumption by the buyer of $4.2 million in bank debt and $1.3 million of other current liabilities. The Company will record a loss on the sale of Rymer Seafood of approximately $1.5 million, which will be recorded as of the measurement date (August 28, 1996) in the fourth quarter of 1996.

     The net assets of Rymer Seafood that were sold are as follows:

                                           July 27,         October 28,
                                            1996               1995
                                                 (in thousands)

             Receivables                     $ 5,312         $ 6,537
             Inventories                       3,919           6,866
             Other current assets                 35               8
             Net property, plant and
              equipment                           32              43
               Total assets                    9,298          13,454
             Less:  current liabilities       (5,295)         (9,451)
                                             $ 4,003         $ 4,003

     The following summarizes the results of Rymer Seafood reflected in the accompanying condensed statements of operations for the thirty-nine weeks ended July 27, 1996 and July 29, 1995:

                                                1996         1995

(in thousands)

           Net sales                         $47,315         $49,680
           Income from operations            $   188         $   415

6.   LONG-TERM DEBT AND LINES OF CREDIT
     Long-term debt consists of the following (in thousands):


                                             July 27,     October 28,
                                               1996           1995

          Banks, with interest varying from
           1/2% to 1 1/2% over prime in
           1996 and 1995                     $ 6,542         $16,372
          Senior Notes due December 15, 2000,
           with interest at 18%               21,544          18,133
          Other, including capitalized leases
           and amounts to related parties          -               -
          Due to former executives under
           restructured employment and
           consulting agreements                  66             656
          Other                                   70              87

                                              28,222          35,248
          Less amounts classified as current  28,152          35,178

                                            $     70        $     70

     As previously reported, at certain times during fiscal years 1995 and 1996, the Company was in violation of certain covenants under its Loan and Security Agreement ("Loan Agreement") with LaSalle. LaSalle has agreed to waive certain such violations, temporarily forbear from exercising remedies under the Loan Agreement with respect to certain violations and amend the Loan Agreement to modify, among other things, certain covenants relating to financial amounts and ratios. In addition, as previously reported, the Company did not make certain required payments under notes payable to former executives ("Affiliate Debt"). The non-payment of Affiliate Debt caused cross defaults under the Loan Agreement and under the Company's Indenture with Continental Stock Transfer and Trust Company under which the Company's 11% Senior Notes are issued (the "Indenture"). While LaSalle has not waived this default, it has not taken any action as a result of this default. The Indenture has been amended to exclude such non-payment of Affiliate Debt, and the resulting cross-default under any other debt that arises by reason of non-payment of the Affiliate Debt, from the definition of events of default under the Indenture. On August 28, 1996, LaSalle agreed to waive all violations and events of default as of July 27, 1996 under its revised Loan Agreement.

     The Senior Notes bear interest at 11% payable semi-annually in arrears on June 15 and December 15. Through December 15, 1996, the Company may issue additional Senior Notes in payment of interest to the extent that the Company lacks sufficient available cash (as
     defined in  the  Indenture) to  pay  the  interest in  cash.    For
     interest paid by the issuance of additional Senior Notes after June 15, 1993, and through December 15, 1996, the interest rate will be increased to 18% per annum. At July 27, 1996 and October 28, 1995, the Company had a bank loan of $2.3 million and $8.1 million, respectively, outstanding under its line of credit with LaSalle for Rymer Meat. In addition, as of July 27, 1996 and October 28, 1995, $4.2 million and $8.2 million, respectively, was outstanding under the LaSalle line of credit for Rymer Seafood. Under the agreement to sell Rymer Seafood, the loan balance for Rymer Seafood has been assumed by the buyers of Rymer Seafood.

     The Company's Rymer Meat subsidiary had total lines of credit available under notes payable of $3.3 million at July 27, 1996 and $11.7 million at October 28, 1995 of which $1.0 million and $3.6 million, respectively, was unused.

     The Company's Seafood subsidiary had total lines of credit available under notes payable of $8.3 million at July 27, 1996 and $10.8 million at October 28, 1995 of which $1.7 million and $1.1 million, respectively, was unused.

     Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $2.4 million and $1.5 million at July 27, 1996 and October 28, 1995, respectively.

     The following table summarizes the activity of the Company's Senior Notes (in thousands):

           Senior Notes originally issued in connection
            with the 1993 Restructuring                          $19,977
           Interest payment-in-kind on June 15, 1993               1,456
           Mandatory redemptions:
             June 1994                                            (1,050)
             December 1994                                        (2,250)
           Senior Note principal outstanding at October 28, 1995  18,133
           Interest payment-in-kind on December 15, 1995           1,632
           Interest payment-in-kind on July 15, 1996               1,779
           Senior Note principal outstanding at July 27, 1996    $21,544

     On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on such Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due of $1,632,000. Under the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest was paid in cash. Accordingly, the Company recorded an additional interest charge of approximately $470,000 in the fourth quarter of 1995 and approximately $690,000 in June 1996 related to this interest payment. The Company does not expect to have funds available to pay its December 15, 1996 Senior Note interest payment in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996.

     The Company intends to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. This restructuring could involve the conversion of some or all of the Company's senior notes into equity. Such conversion could result in substantial ownership dilution of current shareholders. There can be no assurances, however, that such a restructuring will occur.

     The notes payable to former executives under the restructured employment and consulting agreements were amended in connection with the Restructuring (See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A1 for the year ended October 28, 1995). At October 28, 1995, the balance consisted of unsecured notes totalling $406,000 which bore interest at 9.5% per annum and matured on January 2, 1996 and non-interest bearing notes with a face value of $255,000 which were due and payable on January 2, 1996. As discussed previously, the Company did not make the required payments under these notes on January 2, 1996. However, the Company negotiated revised payment terms and made partial payments under these notes in the second and third quarters of 1996.

     The interest bearing notes payable were equal to, and were offset on January 2, 1996 against, notes receivable owed to the Company by the executives under stock purchase agreements. The notes receivable also bore interest at 9.5% per annum and were due January 1, 1996.

7.   INCOME TAXES
     In both 1996 and 1995, no provision for income taxes was recorded due to the loss from operations. The components of the net deferred tax asset recorded in the accompanying balance sheet as of July 27, 1996 has not changed significantly from balances as of October 28, 1995. The Company did not record any income tax benefit during the first half of 1996 because of the uncertainty of the utilization of the benefit. The Company continues to record a full valuation allowance for its deferred tax asset so that the balance of the net deferred tax asset at both July 27, 1996 and October 28, 1995 is zero.

8.   COMMITMENTS AND CONTINGENCIES
     The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $2.5 million and $4.1 million at July 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements may extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $0.5 million and $2.9 million at July 27, 1996 and October 28, 1995, respectively.


                   RYMER FOODS INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements in this Form 10-Q, including in this Management's Discussion and Analysis, that are forward looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future expenses, capital liquidity position, plans to restructure, reductions in inventory and outstanding debt, compliance with financial covenants and use of proceeds. Forward looking statements contained in this Form 10-Q including in this Management's Discussion and Analysis, involve numerous risks and uncertainties that could cause actual results to differ materially, including but not limited to the effect of changing economic conditions, business conditions and growth in the meat industry, the Company's ability to maintain its lending arrangements, or if necessary, access external sources of capital, implementing current restructuring plans and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial condition may be adversely impacted by various factors. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Form 10-Q. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

General

The Company's consolidated results from operations are generated by its meat processing operation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the condensed consolidated financial statements, certain conditions raise doubt about the Company's ability to continue operating as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

First Three Quarters of 1996 versus First Three Quarters of 1995

Consolidated sales for the first three quarters of 1996 of $80.3 million decreased from the first three quarters of 1995 by $30.9 million or 28%. Sales decreased primarily due to reduced sales volume due to increased competition. A significant portion of the sales volume decrease resulted from the termination of sales to a major customer during the second quarter of 1995. Sales of the Company's meat processing segment decreased by $28.6 million or 46% and sales of its seafood importing and distribution segment decreased by $2.4 million or 4.8%.

The Company experienced a decline in unit sales of approximately 43% in its Meat segment primarily due to the loss of certain major customers and increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market and due to adverse weather conditions in certain areas of the country during the first quarter of 1996. The Company's meat segment experienced a decrease of 6.8% in the average selling price primarily due to price reductions and sales mix.

As compared to 1995, consolidated cost of sales decreased by $26.1 million or 25% while total gross profit decreased by $4.8 million or 60.2%. As a percentage of sales, the gross margin decreased to 4.0% as compared to 7.2% in 1995.

Gross profit decreased compared to 1995 primarily due to decreased unit sales. The Company was unable to achieve reductions in certain factory
expenses proportionate  to  the  decline in  sales.    Factory  expenses
declined by  39% as  compared to  a 43%  decrease in  unit sales.    The
Company experienced increases in maintenance and depreciation expense. Increased maintenance and building improvements have been necessary primarily due to the age and condition of the current Meat facility. The Company is depreciating the building improvements over the building
lease term  which  is  through  July  1996.    Management  is  currently
negotiating a new lease for its existing facility. The Company is currently on a month-to-month basis with its lessor until such time that a new lease agreement can be finalized. Management is also pursuing the
possibility  of relocating in  the future.   Management  is continuing to
streamline its  operations.   The hourly  work force  has declined by
approximately 43% at the end of the first three quarters  of 1996 versus
1995.

Selling, general and administrative expenses decreased by $3.1 million or 36% in 1996 as compared to 1995. Administrative expenses decreased by $2.2 million. A reduction in goodwill amortization of $0.9 million was experienced as compared to the first three quarters of 1995 due to the required writedown of goodwill recorded in the Company's 1995 fourth quarter. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the remaining decrease of $1.3 million. Selling expenses decreased by $0.9 million primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores and reduced salary expenses due to decreases in personnel.

Interest Expense

Interest expense increased by $508,000 or 16% as compared to 1995. This increased was attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995 and June 15, 1996, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 and June 15, 1996 interest payment on such Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. Under the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. The Company does not expect to have funds available to pay its December 15, 1996 Senior Note interest payment in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996. The Company recorded an additional Senior Note interest of approximately $1,067,000 in the first three quarters of 1996 primarily due to the increase in the interest rate on the Senior Notes. After giving effect to the increase in Senior Note interest of approximately $1,067,000, interest expense decreased by approximately $560,000 compared to 1995 due primarily to lower interest rates on the credit line facility and lower interest expense related to the replacement of the higher-cost former credit facility with BA Business Credit Inc. with the LaSalle credit facility on April 7, 1995 and a lower loan balance versus 1995.

The Company intends to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. This restructuring could involve the conversion of some or all of the Company's Senior Notes into equity. Such conversion could result in substantial ownership dilution of current stockholders. There can be no assurances, however, that such a restructuring will occur.

Other Income

The Company earned other income of $307,000 in 1995 which was comprised primarily of consulting fees. The Company earned other income in 1996 of $1,000 consisting primarily of interest income.

Third Quarter of 1996 versus Third Quarter of 1995

Consolidated sales for the third quarter of 1996 of $26.2 million decreased from the third quarter of 1995 by $12.9 million or 33%. Sales decreased primarily due to reduced sales volume due to increased competition. A significant portion of the sales volume decrease resulted from the termination of sales to a major customer during the second quarter of 1995, and the loss of Darden Restaurants in the first quarter of 1996. Sales of the Company's meat processing segment decreased by $9.7 million or 48% and sales of its seafood importing and distribution segment decreased by $3.1 million or 17%.

The Company experienced a decline in unit sales of approximately 42% in its meat segment primarily due to increased competition. The Company experienced a decrease of 14.3% in the average selling price primarily due to price reductions and a lower priced mix of products sold in the third quarter of 1996 versus 1995.

As compared to 1995, consolidated cost of sales decreased by $12.5 million or 34% while total gross profit decreased by $0.4 million or 17.4%. As a percentage of sales, the gross margin increased to 6.4% as compared to 5.2% in 1995.

Gross profit decreased compared to 1995 primarily due to decreased unit sales. The Company was unable to achieve reductions in certain factory expenses proportionate to the decline in sales. Factory expenses declined by 29% as compared to a 34% decrease in unit sales. The Company experienced increases in maintenance and depreciation expense. Increased maintenance and building improvements have been necessary primarily due to the age and condition of the current Meat facility. The Company is depreciating the building improvements over the building lease term which is through July 1996. Management is currently negotiating a new lease for its existing facility. Management is also pursuing the possibility of relocating. Management is continuing to streamline its operations. The hourly work force has declined by approximately 43% at the end of the third quarter of 1996 versus 1995.

Selling, general and administrative expenses decreased by $0.9 million or 33% as compared to 1995. Administrative expenses decreased by $0.4 million. A reduction in goodwill amortization of $0.3 million was experienced as compared to the third quarter of 1995 due to the required writedown of goodwill recorded in the Company's 1995 fourth quarter. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the remaining decrease. Selling expenses decreased by $0.5 million primarily due to a reduction in expenses related to the Company's retail products sold in grocery and wholesale club stores and reduced salary expenses due to decreases in personnel.

Interest Expense

Interest expense increased by $193,000 or 19.7% as compared to 1995. This increase was attributable to increased interest expense on the Company's 11% Senior Notes. On June 15, 1996, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its June 15, 1996 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. The Company does not expect to have funds available to pay its December 15, 1996 Senior Note interest payment in cash. Accordingly, the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996. The Company recorded an additional interest charge of approximately $377,000 in the third quarter of 1996 related to the increase in the interest rate on the Senior Notes. After considering the increase in Senior Note interest of approximately $377,000, interest expense decreased by approximately $184,000 compared to 1995 due primarily to lower interest rates on the credit line facility due to the replacement of the higher-cost former credit facility with BA Business Credit Inc. with the LaSalle credit facility on April 7, 1995 and a lower loan balance versus 1995.

The Company intends to restructure the terms of its 11% Senior Notes in an effort to improve its liquidity. The restructuring could involve the conversion of some or all of the Company's Senior Notes into equity.

Other Income

The Company earned other income of $3,000 in the third quarter of 1995 which was comprised primarily of a prior year's insurance claim payment.

Discontinued Operations and Sale of Rymer International Seafood

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

On August 28, 1996, the Company completed the sale of substantially all of the assets of its Seafood subsidiary to BGL I, Inc. The Company's shareholders approved the transaction at a special meeting on August 28, 1996. Consummation of the sale was subject to certain conditions, including approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and approval of Rymer's outstanding 11% Senior Notes. Senior noteholder approval was received prior to the shareholder meeting of August 28, 1996. Based on balances as of July 27,1996, the sales price was approximately $9.5 million, consisting of $1.5 million in cash, $1.5 million in a ten year subordinated note from the buyer and the assumption by the buyer of $4.2 million in bank debt and $1.3 million of other current liabilities. The Company will record a loss on the sale of Rymer Seafood of approximately $1.5 million, which will be recorded as of the measurement date (August 28, 1996) in the fourth quarter of 1996.

Income Taxes

In both 1996 and 1995, no provision for income taxes was recorded due to the loss from operations.

Liquidity and Capital Resources

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer to fourteen days. Rymer Seafood uses letters of credit for purchases of imported seafood.

The Company's cash management techniques involve the use of zero balance disbursement accounts. Check clearings are covered by advances from the Company's credit lines. In the absence of excess funds classified as cash equivalents, the Company's cash balances are credit balance accounts representing outstanding checks. The Company classified such credit balances as accounts payable in the condensed consolidated financial statements as of July 27, 1996 and October 28, 1995.

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

See Note 6 to the Consolidated Financial Statements included in this Form 10-Q for a description of the Company's non-compliance with certain covenants under its Loan and Security Agreement with LaSalle National Bank and under its Senior Note Indenture with Continental Stock Transfer & Trust Company and the agreements between the Company and LaSalle with respect thereto.

At July 27, 1996 and October 28, 1995, the Company had a bank loan of $2.3 million and $8.1 million, respectively, outstanding under its line of credit with LaSalle for Rymer Meat. In addition, as of July 27, 1996 and October 28, 1995, $4.2 million and $8.2 million, respectively, was outstanding under the LaSalle line of credit for Rymer Seafood. According to the agreement to sell Rymer Seafood, the loan balance for Rymer Seafood will be assumed by the buyers of Rymer Seafood.

On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 and June 15, 1996 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount
equal to  the  interest payment  due.    According to  the  Senior  Note
Indenture, such an election requires the Company to pay its interest  at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. The Company does not expect to have funds available to pay its
December 15, 1996 Senior  Note interest payment  in cash.   Accordingly,
the Company is accruing interest expense on the Senior Notes at a rate of 18% for fiscal 1996.

The Company had a net working capital deficit at July 27, 1996 of $15.5 million which is a decrease in working capital of $4.9 million as compared to a working capital deficit of $10.6 million at October 28, 1995. The decrease was due to a decrease in current assets of $14.7 million partially offset by a decrease in current liabilities of $9.8 million.

Accounts receivable decreased by $3.3 million primarily due to decreased sales. Inventories decreased by $11.2 million due to decreased purchasing along with efforts by the Company to reduce inventories in order to reduce debt. Other assets decreased by $0.2 million due to the amortization of prepaid expenses.

Current liabilities decreased due to a decrease in bank loans of $9.8 million, a decrease in accrued liabilities of $2.3 million, and decreases in accounts payable and other long-term debt of $0.5 million and $0.6 million, respectively. These decreases were partially offset by an increase in the principal amount of Senior Notes of $3.4 million.

Assuming the necessary sales increases and cost improvements are achieved, management expects LaSalle to continue to provide the Company with a credit line facility. Availability under the LaSalle credit line, together with cash flows from operations, are expected by management to provide sufficient resources to meet its working capital needs through the next year. The anticipated future cash flows of the Company may not be sufficient to retire the Senior Notes upon maturity on December 15, 2000. Accordingly, the Company intends to restructure the terms of its 11% Senior Notes. Furthermore, if a Senior Note restructuring should occur, it would likely affect the equity capitalization of the Company.

The Company's Meat subsidiary had total lines of credit available under notes payable of $3.3 million at July 27, 1996 and $11.7 million at October 28, 1995 of which $1.0 million and $3.6 million, respectively, was unused. Proceeds from the Rymer Seafood sale will be used to repay a portion of the LaSalle bank loan.

The Company's Seafood subsidiary had total lines of credit available under notes payable of $8.3 million at July 27, 1996 and $10.8 million at October 28, 1995 of which $1.7 million and $1.1 million, respectively, was unused.

Total availability under credit lines is reduced by the amount of letters of credit outstanding. Letters of credit are used primarily for purchases of seafood inventory from foreign sources. Rymer Seafood had letters of credit outstanding totalling approximately $2.4 million and $1.5 million at July 27, 1996 and October 28, 1995, respectively.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $2.5 million and $4.1 million at July 27, 1996 and October 28, 1995, respectively. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements may extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $0.5 million as of July 27, 1996 and $2.9 million as of October 28, 1995.

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

                   RYMER FOODS INC. AND SUBSIDIARIES
                      PART II - OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders

     At a Special Meeting of Stockholders held on August 28, 1996, the stockholders of the Company approved the sale of substantially all of the assets of Rymer International Seafood, Inc. ("Rymer Seafood Sale") by a vote of 7,554,424 shares for, 79,161 shares against, and 43,797 shares abstained. Also, in connection with the Rymer Seafood Sale, the Company obtained the consent of a majority of the holders of the Company's 11% Senior Notes ("Senior Notes") to amend the Indenture between the Company and Continental Stock Transfer & Trust Company to permit the Rymer Seafood Sale. The Rymer Seafood Sale was approved by holders of $15,677,072 aggregate principal amount of the Senior Notes representing approximately 79% of the $19,764,970 principal amount of such Senior Notes outstanding.


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

     Exhibits incorporated by reference:

  13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 28, 1995
        (Incorporated  by reference).

  21.1  Subsidiaries of  the Company.   (Incorporated  by reference
        to Exhibit 22 to the Annual Report on Form 10-K/A1 of Rymer Foods Inc. for the fiscal year ended October 28, 1995.)

  (b)   Reports on Form 8-K:

            None

                            RYMER FOODS INC.
                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RYMER FOODS INC.
                                             (Registrant)



                                             By  /s/

                                             Edward M. Hebert
                                             Senior Vice President,
                                             Chief Financial Officer
                                             and Treasurer

Date:  September 10, 1996