Form 10-K
period 1996-10-26
RYMER FOODS INC
filed 1997-01-27
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

             Annual Report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
               For the Fiscal Year ended October 26, 1996

                     Commission File Number 1-6071

                            RYMER FOODS INC.
         (Exact Name of Registrant as Specified in its Charter)

                  Incorporated in the State of Delaware
               IRS Employer Identification No. 36-1343930

                  4600 South Packers Avenue, Suite 400
                 Chicago, Illinois 60609 (773) 927-7777

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

As of December 16, 1996, 10,754,093 shares of common stock were outstanding, and the aggregate market value of the common shares held by nonaffiliates on that date was approximately $3,023,794.

                  DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1997 Annual Meeting of Stockholders (Part III) (to be filed with the Securities and Exchange Commission on or before February 28, 1997). Certain exhibits are incorporated herein by reference. The Index of Exhibits is on Page 31 of this document.

                                    PART I

Item 1.  Business

The statements in this report that are forward looking are based upon current expectations and actual results may vary. See "Cautionary Statement" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

General

Rymer Foods Inc. (Rymer Foods or the Company) through its subsidiaries, Rymer Meat Inc. (Rymer Meat) and Rymer International Seafood Inc. (Rymer Seafood) is primarily engaged in the development and production of frozen, pre-seasoned, portion controlled meat entrees and the importing and distribution of various seafood products. The Company is engaged in the production of such products for restaurants and other foodservice customers and retail sales. Rymer Foods was incorporated under the laws of Delaware in 1969.

On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood (Sale of Rymer Seafood) to BGL I, Inc., an entity formed by the then current President of Rymer Seafood who is also the son of one of the Company's Board members. On August 28, 1996, the Company completed the sale of substantially all of the assets of its Seafood subsidiary to BGL I, Inc. The Company's shareholders approved the transaction at a special meeting on August 28, 1996. Consummation of the sale was subject to certain conditions, including approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and approval from the holders of Rymer's outstanding 11% Senior Notes. Senior noteholder approval was received prior to the shareholder meeting of August 28, 1996. The sales price was approximately $8.5 million, consisting of $1.5 million in cash, $1.0 million in a ten year subordinated note from the buyer and the assumption by the buyer of $5.1 million in bank debt and $0.9 million of other current liabilities. The Company recorded a loss on the sale of Rymer Seafood of approximately $1.9 million, which was recorded as of the measurement date (August 28, 1996) in the fourth quarter of fiscal 1996. The Consolidated Statements of Operations treat the operating results of Rymer Seafood as income (loss) from discontinued operations for accounting purposes.

In fiscal 1996, the Company reported a loss from continuing operations of $7.1 million. The Company has made improvements in operating income since the first two quarters of fiscal 1996, however, there can be no assurances that such trend will continue. The Company achieved reductions in operating expenses of $5.0 million or 51% as compared to fiscal 1995 due to primarily ongoing cost reductions at its meat processing facility and corporate office. Management believes that the Company's future success is dependent in part upon reversing the sales decline experienced in fiscal 1996 and fiscal 1995, on the containment of operating costs and on the success of negotiations with its lenders. However, there can be no assurance of the success of these initiatives.

The Company also plans to restructure its 11% Senior Notes in an effort to improve its liquidity and capital structure. This restructuring could involve the conversion of some or all of the Company's Senior Notes into equity. Such conversion could result in substantial ownership dilution of current shareholders. There can be no assurances that such a restructuring will occur.

In fiscal 1995, the Company reported a loss from continuing operations of $29.6 million, of which $20.4 million resulted from the writedown of goodwill. This writedown eliminated all remaining goodwill of the Company. The goodwill was determined to have been impaired because of the financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which were uncertain. Moreover, anticipated future cash flows of the Company indicated that the recoverability of the asset was not reasonably assured.

As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

In November 1995, the Company hired P. E. (Ed) Schenk as its President and Chief Executive Officer, replacing the former Chairman and President. Mr. Schenk has over twenty-two years of experience in meat processing businesses.

Products, Markets and Distribution

Rymer Meat's principal products are frozen, pre-seasoned, portion controlled meat entrees. Major beef products include commercial and choice cut steaks. Rymer Meat also produces other meat products such as specialty ground and breaded products and certain cooked products (e.g., pot roast, meat loaf). Rymer Meat engages in the development and production of proprietary "signature" recipes for chain restaurant customers. Rymer Meat also offers its customers services such as menu planning, new product development and other marketing services, such as handling and cooking procedures. These programs, products and services are custom-designed for each chain restaurant customer.

The primary product of Rymer Seafood consisted of shrimp purchased in bulk quantities and sold to specifically targeted customers. Rymer Seafood also supplied processed seafood products to chain restaurants, foodservice distributors and retail outlets. In some cases, Rymer Seafood arranged for seafood processing to be performed by third parties offshore where it could be done more promptly and more cost effectively than in the United States.

The markets served by the Company include family-style restaurant chains and distributors. Products are primarily sold through the Company's own marketing staff, as well as through independent brokers and distributors.

Raw Materials

The Company's primary raw material is beef which is available in adequate supply. The Company is not dependent upon any one source for its primary raw material.

The Company has agreements with certain of its suppliers to purchase raw materials. These agreements extend for up to one year and specify the price and quantity of materials to be purchased. The aggregate commitment for future purchases as of October 26, 1996 was approximately $2.0 million.

Customers

The Company's customers consist primarily of family-style restaurants, restaurant chains and foodservice distributors. Sales to three restaurant chains owned by Darden (formerly General Mills) comprised approximately 14% of the Company's revenues from continuing operations in both fiscal 1995 and 1994. During the first quarter of 1996, the Company was informed by Darden that its supply contracts would not be renewed for fiscal 1996.

Sales to one of the Company's retail customers, Country Fed Meat Company, Inc. (CFM), accounted for approximately 12.2% of the Company's revenues from continuing operations in fiscal 1994. At the end of the first quarter of fiscal 1995, certain issues between the Company and CFM resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute. All terms of the settlement are confidential. The Company does not expect to have a supply relationship in the future with CFM.

Unit sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 28.6%, 23.1% and 16.3% of the Company's unit sales from continuing operations in fiscal 1996, 1995 and 1994, respectively. Franchise rights for both Bonanza and Ponderosa restaurants are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated.

The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company. The Company is pursuing new sales opportunities. However, there can be no assurance of the success of these sales efforts.

The Company believes that it has satisfactory ongoing relationships with its current customers. There can be no assurances, however, that such relationships can be preserved, especially if the Company's financial condition and results of operation do not improve or its Senior Notes restructuring effort is not successful.

The Company has agreements with certain of its customers to sell products over the next year for specified prices. The Company's aggregate commitments under sales agreements at October 26, 1996 approximated $420,000.

Trademarks, Patents and Research Activities

Rymer Meat sells and markets its products under the "Rymer" trademark label. The Company considers this trademark important in its marketing efforts.

Research and development expenses are charged to operations as incurred. Expenditures for the three fiscal years ending October 26, 1996, October 28, 1995 and October 29, 1994 were not material as compared to other operational expenses.

Competitive Conditions

The Company's business is highly competitive, with a substantial number of competitors. A large number of companies process and sell meat products to restaurants. Every year new companies are formed and enter the meat industry, some becoming sizeable competitors in a short period of time. Steakhouse sales, which now comprise approximately 31% of Rymer Meat sales, continued to decline during fiscal 1996 due to the ongoing consolidation within that segment of the restaurant market along with increasing competitive pressures. The segment of retail sales which represents home delivery sales declined significantly in 1996 to 16% of total sales, due primarily to the loss of CFM.

Some of the competitors in the Company's markets are larger than the Company and have greater resources. The Company believes that in the markets it serves it provides its customers with a broader line of quality products and services than many of its competitors. Competition in the markets served by the Company is based primarily on quality, service and price. Management believes that the Company's primary bases for competing are its reputation for quality, service, broad menu of products, willingness to develop proprietary recipes for specific customers and competitive pricing.

Environmental Matters

The Company believes that it is substantially in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. No significant costs were incurred by the Company to comply with environmental regulations during the three fiscal years ended October 26, 1996, October 28, 1995 and October 29, 1994. The Company has not received notice of, and is not aware of any claims arising under any federal or state environmental laws.

Employees

At October 26, 1996, Rymer Foods had approximately 257 employees, of whom approximately 214 were covered by union contracts. In January 1995, the Company and its union reached agreement on a new four year labor contract effective retroactively to December 1, 1994.

The Company has not received notice of, and is not aware of, any claims of a material nature arising under any federal or state labor laws.

Seasonality

The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter primarily due to consumers' dining preferences.

Item 2.  Properties

At October 26, 1996, the principal physical properties of Rymer Foods consisted of the following:

                       Footage   Ownership   Expiration    Facility Use
Chicago, Illinois      123,000     Leased    July 1996   Offices/Prod/
                                                          Warehouse
Plant City, Florida     42,000     Owned     Not          Held for sale
                                             Applicable   or Lease


The Chicago facility is considered suitable and adequate to meet the needs of the Company. The owned facility is used as collateral for the Company's bank credit agreement. The lease for the Chicago meat processing facility expired in July 1996. The Company has subsequently negotiated for revised lease space and lower rental costs. However, a new lease has not been finalized. Management expects to have a one year agreement signed with its lessor in the near future. See Note 7 to the Consolidated Financial Statements for a summary of the Company's rental expense for leased facilities and for production and office equipment.

Item 3.  Legal Proceedings

See Note 14 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 28, 1996, the Company held a special meeting of its stockholders. At that meeting, the shareholders approved the sale of substantially all of the assets of Rymer Seafood Inc., an indirect wholly-owned subsidiary of Rymer Foods Inc. to BGL I, Inc. by the requisite vote as previously reported in the Company's 3rd quarter 1996 report on Form 10-Q. The transaction was closed immediately after the meeting.

                                PART II

Item 5. Market for the Registrant's Common Equity and
Related Stockholder Matters

The Common Stock is listed on the New York Stock Exchange (the NYSE) (Symbol: RYR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of the Common Stock as reported on the NYSE-Composite Tape. As of December 16, 1996, there were approximately 725 holders of record of Common Stock.

                                    High           Low

          1996
            First Quarter          $1-1/2         $  5/8
            Second Quarter          1-1/8           9/16
            Third Quarter           15/16          15/32
            Fourth Quarter          11/16            1/2

          1995
            First Quarter           4              2-3/4
            Second Quarter          3-1/8          1-3/4
            Third Quarter           2-3/8          1-1/2
            Fourth Quarter          2-1/2          1-1/4


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

Item 6.  Selected Financial Data
(in thousands, except per share data)


                                             Fiscal Years Ended

                              Oct.26,   Oct.28,   Oct.29,   Oct.30,   Oct. 31,
                               1996      1995      1994      1993       1992
                                     (Restated) (Restated) (Restated) (Restated)

Results from continuing operations:

Net sales                     $ 44,329  $ 79,920  $ 106,252  $ 99,644  $ 92,665
 (Loss) income from continuing
  operations before extraordinary
  item                          (7,144)  (29,620)     1,883  (23,867)    (4,729)
 (Loss) income from discontinued
  operations                      (167)      290        121      777     (5,094)
 (Loss) gain on dispositions of
  discontinued operations       (1,853)       -       4,474      261        400
  Net (loss) income             (9,164)  (29,330)     6,478  (11,441)    (9,423)
 Working (deficit) capital     (18,202)  (10,524)    16,013   14,108    (41,898)
 Total assets                   10,563    26,074     51,506   65,627     81,820
 Long-term liabilities             806       842     19,994   45,968      2,462
 Stockholders' (deficit) equity(15,616)   (6,858)    22,464   15,590     18,109


Primary per share common
 stock data:
 (Loss) income from continuing
  operations                   $ (.66)  $ (2.72)    $ .18   $ (3.50)  $ (2.20)

 Net (loss) income             $ (.85)  $ (2.69)    $ .61   $ (1.68)  $ (3.80)
 Cash dividends                    -        -          -        -         -


See Notes 3 and 4 to the Consolidated Financial Statements for information regarding the Company's Restructuring and discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The statements in this Form 10-K, included in this Management's Discussion and Analysis, that are forward looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the operations and financial condition of the Company. Forward looking statements contained in this Form 10-K included in this Management's Discussion and Analysis, involve numerous risks and uncertainties that could cause actual results to differ materially including, but not limited to, the effect of changing economic conditions, business conditions and growth in the meat industry, the Company's ability to maintain its lending arrangements, or if necessary, access external sources of capital, implementing current restructuring plans and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial condition may be adversely impacted by various factors including, primarily, the level of the Company's sales. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Form 10-K. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

General

The Company's consolidated results from continuing operations are generated by its Meat processing operation.

Rymer Seafood, which comprised the Seafood Importing and Distribution segment is now classified as a discontinued operation for accounting purposes. Results for all years presented have been restated to reflect the results of Rymer Seafood as discontinued operations.

Fiscal 1996 Compared with Fiscal 1995

Consolidated sales for 1996 of $44.3 million decreased from 1995 by $35.6 million or 45%. Sales volume accounted for approximately 92% of the sales decrease with lower prices and changes in the sales mix accounting for the remaining decrease.

Sales decreased primarily due to the loss of sales to certain major customers during the second quarter of 1995 and the first quarter of 1996. The Company also experienced a significant decline of approximately 69% in unit sales to national restaurant chains. This decrease was primarily due to reduced sales volume due to increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market. The Company experienced a decline of 7.8% in the average selling price primarily due to a lower priced mix of products sold in 1996 as compared to 1995.

As compared to 1995, consolidated cost of sales decreased by $33.5 million or 44.1% while total gross profit decreased by $2.1 million or 53.2%. As a percentage of sales, the consolidated gross margin decreased to 4.1% as compared to 4.8% in 1995.

Gross profit decreased compared to 1995 primarily due to decreased unit sales along with mix changes in sales to national restaurant chain accounts and higher raw material costs. In addition, the Company experienced inefficiencies in production related to changes in personnel.

Selling, general and administrative expenses decreased by $4.2 million or 47%. Selling expenses decreased by $1.4 million primarily due to reduced sales personnel and lower expenses related to the Company's
retail  products   sold   in   grocery  and   wholesale   club   stores.
Administrative expenses decreased by $2.8 million primarily due to administrative headcount reductions.

Interest Expense

Interest expense increased by $412,000 or 10.9% as compared to 1995. This increase was primarily attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995 and June 15, 1996, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 and June 15, 1996 interest payments on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to pay its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash.

The Company has also announced that, as permitted by the terms of its 11% Senior Notes, the December 15, 1996 interest payment was made by issuing additional Senior Notes in a principal amount equal to the interest payment due.

Discontinued Operations

On January 5, 1996, the Company announced that it had signed an agreement in principle to sell the assets of Rymer Seafood to BGL I, Inc., an entity formed by the then current President of Rymer Seafood who is also the son of one of the Company's Board members. On August 28, 1996, the Company completed the sale of substantially all of the assets of its Seafood subsidiary to BGL I, Inc. The Company's shareholders approved the transaction at a special meeting on August 28, 1996. Consummation of the sale was subject to certain conditions, including approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and approval from the holders of Rymer's outstanding 11% Senior Notes. Senior noteholder approval was received prior to the shareholder meeting of August 28, 1996. The sales price was approximately $8.5 million, consisting of $1.5 million in cash, $1.0 million in a ten year subordinated note from the buyer and the assumption by the buyer of $5.1 million in bank debt and $0.9 million of other current liabilities. The Company recorded a loss on the sale of Rymer Seafood of approximately $1.9 million, which was recorded as of the measurement date (August 28, 1996) in the fourth quarter of 1996. On November 11, 1996, the Company received a payment of $950,000 in full settlement on its ten year subordinated note from the buyer of its Seafood operation. The proceeds from the note were used to pay down the Company's then existing loan balance with LaSalle Bank.

The  Company  recorded  income  related  to  its  discontinued   seafood
operation during 1996 of $283,000 compared to income of $290,000 in 1995.

In December 1996, the Company had an independent appraisal performed of its Plant City, Florida facility, an asset remaining from the discontinued Rymer Chicken operation which was disposed of in December 1993. As a result of the appraisal, the carrying value of the facility and land was written down by $450,000 to the appraised value of approximately $1.2 million. The $450,000 writedown is included as a loss from discontinued operations in the Company's consolidated statement of operations. In January 1996, the Company entered into a preliminary agreement to lease the Plant City facility for a period of ten years. The preliminary lease agreement was cancelled in June 1996. As a result, the facility remains available for sale or lease.

Income Taxes

In 1996, no provision for income taxes was recorded due to the Company's loss.

Fiscal 1995 Compared With Fiscal 1994

Consolidated sales for 1995 of $79.9 million decreased from 1994 by $26.3 million or 25%. Reduction in sales volume accounted for approximately 90% of the sales decrease with lower prices and changes in the sales mix accounting for the remaining decrease.

Sales decreased primarily due to the loss of sales to a major customer during the second quarter of 1995. The Company also experienced a significant decline of approximately 22% in unit sales to national restaurant chains. This decrease was primarily due to reduced sales volume due to increased competition. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines. Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market.

The sales decrease to national restaurant chains was partially offset by an increase of 29% in unit sales volume to distributors.

The Company experienced a decline of 3.2% in the average selling price primarily due to a lower priced mix of products sold in 1995 as compared to 1994.

As compared to 1994, consolidated cost of sales decreased by $15.9 million or 17.3% while total gross profit decreased by $10.4 million or 73%. As a percentage of sales, the consolidated gross profit margin decreased to 4.8% as compared to 13.5% in 1994.

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

At the end of the first quarter of 1995, certain issues between the Company and CFM resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM relating to the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute. All terms of the settlement are confidential. The Company does not expect to have a supply relationship with CFM in the future. CFM had been one of the Company's major customers, and during its 1994 fiscal year CFM accounted for approximately 12.2% of the Company's sales. During fiscal 1995, CFM accounted for approximately 3.5% of the Company's sales.

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

Interest Expense

Interest expense increased by $443,000 or 13.3% as compared to 1994. In connection with the reclassification of the operating results of the Company's chicken processing operations to discontinued operations in the first quarter of 1994, $185,000 of interest expense was allocated to the loss from discontinued operations. After giving effect to this allocation, interest expense increased by $258,000 compared to 1994.

This increase was primarily  attributable to increased interest  expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a
principal amount equal to  the interest payment due.   According to  the
Senior Note Indenture, such an election requires the Company to accrueits interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash. Accordingly, the Company recorded an additional interest charge of approximately $470,000 in the fourth quarter of 1995 related to this interest payment. This increase in Senior Note interest was partially offset by a reduction in Senior Note interest of approximately $289,000 related to reductions in the outstanding principal amount of the Company's 11% Senior Notes. The Company redeemed $1,050,000 of thesenotes in June 1994 and $2,250,000 in December 1994. After considering the increase in Senior Note interest of approximately $181,000, interest expense increased by approximately
$77,000  compared  to  1994   due primarily to higher borrowings under bank
lines of credit and increases in the prime lending rate charged by banks as compared to 1994.

Other Income
The Company earned other income of $474,000 in 1995 which was comprised primarily of consulting fees.

Goodwill Writedown

During the  fourth quarter  of 1995,  the  Company recorded  a  goodwill
writedown of $20,377,000.   (See Note  1 to  the Consolidated  Financial
Statements.)

This writedown eliminated all remaining goodwill of the Company. The goodwill was determined to have been impaired because of the financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which were uncertain. Moreover, anticipated future cash flows of the Company indicated that the recoverability of the asset was not reasonably assured.

Income Taxes

In 1995, no provision for income taxes was recorded due to the Company's loss.

Liquidity and Capital Resources

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

The Company's cash management techniques involve the use of zero balance disbursement accounts. Check clearings are covered by advances from the Company's credit lines. Thus, in the absence of excess funds classified as cash equivalents, the Company's cash balances are credit balance accounts representing outstanding checks. The Company classified such credit balances as accounts payable in the Consolidated Balance Sheet.

In conjunction with its sale of Rymer Seafood, the Company, on August 28, 1996, entered into a revised loan agreement with LaSalle. The revised agreement provides a credit facility of up to $5 million for the Company through April 1997 based on borrowing base availability calculations. The Company believes that its credit facility is adequate for its foreseeable working capital needs. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 27, 1996. At October 26, 1996, the Company had a bank loan of $211,000 outstanding under its line of credit with LaSalle.

The Company has also announced that, as permitted by the terms of its 11% Senior Notes, the December 15, 1996 interest payment was made by issuing additional Senior Notes in a principal amount equal to the interest payment due. The Company is required to make an interest payment on June 15, 1997 of approximately $1.3 million in respect to the Senior Notes. The Company does not expect to have sufficient available cash to make this required interest payment. Failure to make the June 1997 payment within 30 days of the due date constitutes an event of default under the terms of the indenture at which time the 11% Senior Notes will become due and payable. Accordingly, the Senior Notes have been classified as a current liability on the Company's consolidated balance sheet. An event of default under the indenture is an event of default under the Company's bank agreement with LaSalle also. Therefore, the Company is investigating various alternatives to restructure its 11% Senior Notes in an effort to improve its liquidity. This restructuring could involve the conversion of some or all of the Company's Senior Notes into equity. Such conversion could result in substantial ownership dilution of current shareholders. There can be no assurances that such a restructuring will occur.

The Company  had a  net working  deficit at  October 26,  1996 of  $18.2 million which is principally due to the 11% Senior Notes being classified as a current liability.

As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

The Company had total lines of credit available of $2.6 million at October 26, 1996 and $11.7 million at October 28, 1995, of which $2.4 million and $3.6 million, respectively, was unused.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $420,000 at October 26, 1996. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $2.0 million as of October 26, 1996.

The Company  anticipates  spending approximately  $800,000  for  capital
expenditures in  1997.    The expenditures  are  primarily  for  planned
improvements at the Rymer Meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

Seasonality

The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

Impact of Inflation

Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.

Fourth Quarter Adjustments

1996
In December 1996, the Company had an independent appraisal performed of the Plant City facility, an asset remaining from the discontinued Rymer Chicken operation which was disposed of in December 1993. As a result of the appraisal, the carrying value of the facility and land was written down by $450,000 to the appraised value of approximately $1.2 million. The $450,000 writedown is included as a loss from discontinued operations in the Company's consolidated statement of operations.

1995
During the fourth quarter of 1995, the Company recorded a goodwill writedown of $20.4 million. (See Note 1 to the Consolidated Financial Statements.) This writedown eliminated all remaining goodwill of the Company.

During the fourth quarter of 1995, the Company recorded a restructuring charge of $761,000 related to the restructuring plan commenced in October of 1995 to reduce operating costs, improve efficiencies, and

return the Company to profitability. (See Note 3 to the Consolidated Financial Statements.)

During the fourth quarter of 1995, the Company recorded an additional interest charge of approximately $470,000. This charge was attributable to increased interest expense on the Company's 11% Senior Notes. On December 15, 1995, the Company announced that, as permitted by the terms of its 11% Senior Notes due December 15, 2000, it had elected to make its December 15, 1995 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, such an election requires the Company to accrue its interest at a rate of 18% versus the 11% rate applicable if the interest is paid in cash.

1994

None

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary
Financial Data                                                       Pages

Report of Independent Accountants                                      14

Financial Statements:

  Consolidated Statements of Operations for the fiscal years
  ended October 26, 1996, October 28, 1995 and October 29, 1994        15

  Consolidated Balance Sheets as of October 26, 1996 and
  October 28, 1995                                                     16

  Consolidated Statements of Cash Flows for the fiscal years
  ended October 26, 1996, October 28, 1995 and October 29, 1994        17

  Consolidated Statements of Stockholders' Equity (Deficit) for
  the fiscal years ended October 26, 1996, October 28, 1995
  and October 29, 1994                                                 18

  Notes to Consolidated Financial Statements                        19-29

Supplementary Financial Data:

  Schedule II - Valuation and Qualifying Accounts and Reserves         32


     REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Rymer Foods Inc.

We have audited the consolidated financial statements and the financial statement schedule of Rymer Foods Inc. and subsidiaries listed in the index on page 13 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rymer Foods Inc. and subsidiaries as of October 26, 1996 and October 28, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 26, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Rymer Foods Inc. will continue as a going concern. As more fully described in Notes 2 and 6 to the Consolidated Financial Statements, the Company has reported recurring losses from continuing operations, has experienced a significant decrease in net sales in 1996 and 1995, and at October 26, 1996 has a stockholders' deficit of $15.6 million. Additionally, the Company does not expect to have sufficient available cash in fiscal 1997 to make the June 15, 1997 11% Senior Note interest payment. This will result in an event of default at which time the Senior Notes will become due and payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/ Coopers & Lybrand L.L.P.

                                                COOPERS & LYBRAND L.L.P.
Chicago, Illinois
December 16, 1996


CONSOLIDATED STATEMENTS OF OPERATIONS
For the  fiscal years  ended  October 26,  1996,  October 28,  1995  and
October 29, 1994
(in thousands except share data)



                                             1996         1995           1994
                                                       (Restated)    (Restated)
Net sales                                   $ 44,329      $ 79,920   $ 106,252
Cost of sales                                 42,516        76,048      91,952
   Gross profit                                1,813         3,872      14,300
Selling, general and administrative expenses   4,794         9,042       9,617
Restructuring charge                             -             761         -
Goodwill writedown                               -          20,377         -
   Operating (loss) income                    (2,981)      (26,308)      4,683

Interest expense                               4,198         3,786       3,343
Other income                                    (35)          (474)       (618)
   (Loss) income from continuing operations
    before income taxes                       (7,144)      (29,620)      1,958
Provision for income taxes                      -             -            75
   (Loss) income from continuing operations   (7,144)      (29,620)      1,883
(Loss)income from discont. operations, net      (167)          290         121
(Loss) gain on dispositions of discontinued
 operations, net                              (1,853)          -         4,474

Net (loss) income                           $ (9,164)    $ (29,330)  $   6,478


Per common share:
 Primary:
  (Loss) income from continuing operations  $   (.66)    $   (2.72)  $     .18
  Net (loss) income                         $   (.85)    $   (2.69)  $     .61
 Fully diluted:
  (Loss) income from continuing operations  $   (.66)    $   (2.72)  $     .17
   Net (loss) income                        $   (.85)    $   (2.69)  $     .60

Weighted average shares of common stock outstanding:
Primary                                    10,754,000    10,888,000  10,662,000
Fully diluted                              10,754,000    10,888,000  10,782,000

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
October 26, 1996 and October 28, 1995

ASSETS

                                                        1996            1995
                                                                    (Restated)
                                                                  (in thousands)
Current assets:
  Receivables, net of allowance for doubtful accounts
   of $200,000 in 1996 and $353,000 in 1995             $ 2,729        $ 4,678
  Inventories                                             3,272         12,119
  Assets held for sale, net                                 -            4,003
  Other                                                   1,170            766
     Total current assets                                 7,171         21,566

Property, plant and equipment:
  Leasehold improvements                                  1,785          1,441
  Machinery and equipment                                 6,735          6,555

     Total Property, plant and equipment                  8,520          7,996
  Less accumulated depreciation and amortization          6,899          6,008
                                                          1,621          1,988

Assets held for sale or lease                             1,150          1,600
Other                                                       621            920
Total Assets                                           $ 10,563       $ 26,074

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of borrowings,
   including amounts to related parties                $ 21,754       $ 26,933
  Accounts payable                                          558            829
  Accrued interest                                        1,421          1,367
  Accrued liabilities                                     1,640          2,961
     Total current liabilities                           25,373         32,090

Long term debt                                               70             70
Deferred employee benefits                                  736            772
                                                         26,179         32,932
Commitments and contingencies (Note 13)
Stockholders' deficit
  Preferred stock, none outstanding                         -               -
  Common stock, $1 par, 20,000,000 shares authorized;
   10,754,093 and 10,753,934 shares outstanding in 1996 and
   1995 after deducting treasury shares of 225,024 in 1996
   and 225,183 in 1995                                   10,754         10,754
  Additional paid-in capital                             44,363         44,363
  Accumulated deficit                                   (70,733)       (61,569)
  Notes receivable from sale of common shares
  to related parties                                        -             (406)
     Total stockholders' deficit                        (15,616)        (6,858)

Total Liabilities and Stockholders' Deficit            $ 10,563       $ 26,074

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the  fiscal years  ended  October 26,  1996,  October 28,  1995  and
October 29, 1994
                                                1996       1995        1994
                                                        (Restated)   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations      $ (7,144)   $ (29,620)   $ 1,883

Non-cash adjustments to (loss) income:
  Depreciation and amortization                  1,077        2,340      2,434
  Writedown of goodwill                            -         20,377        -
  Restructuring charge                             -            761        -
  (Gain) loss on disposal of properties              3           (3)        20
  Deferred compensation expense                    (26)         (24)        (8)
  Provision for bad debts                           53          675        363
  Payment in kind interest on Senior Notes       3,621        1,206        -

Changes in assets and liabilities:
  Net decrease (increase) to accounts receivable 1,896        1,752     (1,808)
  Net decrease (increase) to inventories         8,847       (2,230)    (1,095)
  Net decrease (increase) to other current

 and other long-term assets                        660          (20)         7
  Net (decrease) increase to accounts payable
  and accrued expenses                          (1,385)      (2,996)       413
Net cash flows from operating activities of
continuing operations                            7,602       (7,782)     2,209
Net cash flows from operating activities of
discontinued operations                          3,077       (1,082)    (3,098)
     Net cash flows from operating activities   10,679       (8,864)      (889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the Sale of Rymer Chicken assets     -            -       24,323
Proceeds from the sale of Mendelson stock          -            -          750
Proceeds from the sale of Rymer Seafood          1,500          -          -
Capital expenditures                              (529)        (815)      (478)
Other                                                1          (21)       (14)
Net cash flows from investing activities of
discontinued operations                             (5)         (33)      (654)
     Net cash flows from investing activities      967         (869)    23,927

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft                          (348)        (425)       -
Repayments under line-of-credit facility       (49,991)     (88,170)   (71,595)
Borrowings under line-of-credit facility        42,075       96,297     55,719
Principal payments on debt                        (267)      (2,292)    (6,679)
Proceeds from borrowings                            -            48         45
Proceeds from employee stock purchases              -            32         17
Net cash flows from financing activities
 of continuing operations                       (8,531)       5,490    (22,493)
Net cash flows from financing activities of
 discontinued operations                        (3,115)       2,402      1,296
     Net cash flows from financing activities  (11,646)       7,892    (21,197)

Net change in cash                                  -        (1,841)     1,841
Cash and cash equivalents balance at beginning
 of fiscal year                                     -         1,841        -
Cash and cash equivalents balance at end of
fiscal year                                   $     -     $     -      $   1,841

See accompanying notes.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the  fiscal years  ended  October 26,  1996,  October 28,  1995  and
October 29, 1994
                                                                        Total
                                                             Note       Stock-
                                     Additional           Receivable   Holders'
                             Common   Paid-in   Accum.    From Sale of  Equity/
                             Stock     Stock    Deficit  Common Stock  (Deficit)

Balance at October 30, 1993   $10,502  $44,188  $(38,717)  $(383)     $15,590

  Net income                                       6,478                6,478
  Shares issued from conversion
   of note payable                233      146                            379
  Shares issued under employee
   stock purchase plan              6       10                             16
  Other                                                       23           23
  Interest charged on notes
  receivable                                                 (22)         (22)
Balance at October 29, 1994    10,741   44,344   (32,239)   (382)      22,464

  Net loss                                       (29,330)             (29,330)
  Shares issued under employee
   stock purchase plan             13       19                             32
  Interest charged on notes
   receivable                                                (24)         (24)
Balance at October 28, 1995    10,754   44,363   (61,569)   (406)      (6,858)

  Net loss                                        (9,164)              (9,164)
  Repayment of notes
   receivable                                                406          406
Balance at October 26, 1996   $10,754  $44,363  $(70,733) $    -     $(15,616)


See accompanying notes.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Summary of Significant Accounting Policies

Fiscal Year

The fiscal year of the Company ends  the last Saturday in October.   For
all years presented, the fiscal year was 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all significant intercompany accounts and transactions. The Company is now engaged in the development and production of frozen, pre-seasoned, portion controlled meat entrees for restaurants and other foodservice customers, primarily in the United States.

Cash Equivalents

The Company considers short-term investments with original maturities of ninety days or less to be cash equivalents.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of assets are reflected in results of operations.

Goodwill

In October of 1995, the Company recorded a goodwill writedown of $20.4 million. This writedown eliminated all remaining goodwill of the Company. In fiscal 1994, goodwill was amortized using the straight-line method over 20 years.

Revenue Recognition

The Company recognizes sales revenues at the time of shipment.

Income Taxes

Effective with the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Adoption of this standard did not materially impact the Company's operating results. In accordance with this statement, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at October 26, 1996 and October 28, 1995, and the reported amounts of revenues and expenses during the three year period ended October 26, 1996. Actual results could differ from those estimates.


2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

In 1996, the Company reported a decrease in net sales from continuing operations as compared to 1995 of 45% principally due to the loss of major customers. Also in 1996, the Company reported a loss from continuing operations of $7.1 million, the fourth loss from continuing operations before extraordinary item in the last five years. At October 26, 1996, the Company had a stockholders' deficit of $15.6 million.

Additionally, based on current forecasts, the Company does not expect to have sufficient available cash in fiscal 1997 to make the June 15, 1997 11% Senior Notes interest payment. This will result in an event of default at which time the Senior Notes will become due and payable. The Company does not expect to have the funds available to repay the Senior Notes.

These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The fiscal 1996 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management believes that the Company's future success is dependent in part upon reversing the sales decline experienced in 1996 and 1995, on the containment of operating costs, and on the success of negotiations with its lenders. The Company is pursuing new sales opportunities while continuing to streamline its production process and to reduce other costs. Additionally, the Company is investigating various alternatives to restructure the Senior Notes, however, there can be no assurances that such a restructuring will occur.

3.  Restructuring and Restructuring Charges

During the fourth quarter of 1995, the Company recorded a Restructuring charge of $761,000 related to the restructuring plan commenced in October of 1995 to reduce operating costs, improve efficiencies, and return the Company to profitability. Of this amount, approximately $200,000 represented fees and expenses of financial and turnaround consultants. The remaining amount represented primarily severance payments related to the reduction of sixteen non-union employees. Four of these employees were executive officers, six were selling and administrative positions, and six were related to operations. In addition, the Company eliminated approximately 80 union positions. No severance costs were incurred related to the union reductions. In total, the restructuring resulted in an approximate 20% reduction of the Company's work force. The amount of actual consulting fees and termination benefits paid and charged against the reserve was approximately $582,000 and $179,000 in fiscal 1996 and fiscal 1995, respectively.

4.  Discontinued Operations and Assets Held for Sale

The  accompanying   consolidated   financial  statements   reflect   the
operations of the Company's Rymer Seafood and Rymer Chicken subsidiaries as discontinued operations for accounting purposes.

Rymer International Seafood

On August 28, 1996, the Company completed the sale of substantially all of the assets of its Seafood subsidiary to BGL I, Inc., an entity formed by the then current President of Rymer Seafood who is also the son of one of the Company's Board members. The Company's shareholders approved the transaction at a special meeting on August 28, 1996. Consummation of the sale was subject to certain conditions, including approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and approval from the holders of Rymer's outstanding 11% Senior Notes. Senior noteholder approval was received prior to the shareholder meeting of August 28, 1996. The sales price was approximately $8.5 million, consisting of $1.5 million in cash, $1.0 million in a ten year subordinated note from the buyer and the assumption by the buyer of $5.1 million in bank debt and $0.9 million of other current liabilities. The Company recorded a loss on the sale of Rymer Seafood of approximately $1.9 million, which was recorded as of the measurement date (August 28, 1996) in the fourth quarter of 1996. On November 11, 1996, the Company received a payment of $950,000 in full settlement of its ten year subordinated note from the buyer of its Seafood operation. The proceeds from the note were used to pay down the Company's then existing loan balance with LaSalle.

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

During 1993, the Company recognized a loss of $344,000 to reduce the carrying value of the Plant City property to an estimated net realizable value of $1.6 million. This loss was partially offset by income of $272,000 from the elimination of reserves established during 1992 for Plant City losses. In December 1996, the Company had an independent appraisal performed of the Plant City facility. As a result of the appraisal, the carrying value of the facility and land was written down by $450,000 to the appraised value of approximately $1.2 million. The $450,000 writedown is included as a loss from discontinued operations in the Company's consolidated statement of operations.

The facility remains available for sale or lease and is currently marketed by a local Florida real estate firm.

Other Discontinued Operations

In July 1989, the Company received voting and non-voting shares of common stock in The Mendelson Holding Company, Ltd. (Mendelson Holding) representing approximately a 12.5% interest in Mendelson Holding as partial consideration for the sale of an indirect, wholly-owned subsidiary, Murry's, Inc. (Murry's).

On November 17, 1993 (the Mendelson Closing Date), the Company sold its stock in Mendelson Holding to Murry's for $750,000 in cash. The Company used these proceeds to pay down debt and recorded a gain on the sale before income taxes of $670,000 during the first quarter of 1994. In connection with the sale, Murry's and Mendelson Holding and the Company released all claims against each other (stipulating to the dismissal of a pending lawsuit brought by Mendelson Holding against the Company in Delaware Chancery Court). In addition, Murry's engaged the Company as a consultant for three years for fees aggregating $800,000. The Company recognized consulting income during 1995 and 1994 of $300,000 and $250,000, respectively. No consulting income was recognized in fiscal 1996. The remaining unpaid balance is currently under litigation.

The following summarizes the results of the various discontinued operations reflected in the accompanying Consolidated Statements of
Operations:

                                      Fiscal Years Ended

                                       Oct. 26,      Oct. 28,       Oct. 29,
                                         1996          1995           1994

                                                  (in thousands)
     Sales:

       Rymer Seafood                   $ 52,547         $ 70,377       $ 56,004
       Rymer Chicken                       -                -             9,468
          Total sales                  $ 52,547         $ 70,377       $ 65,472

     Income (loss) from discontinued
      operations:
       Rymer Seafood                   $ 283             $   290       $    587
       Rymer Chicken                    (450)                -             (492)
       Credit equivalent to benefit
        for income tax                     -                 -               26
                                       $(167)            $   290       $    121

     Gain (loss) on dispositions of
      discontinued operations:
       Rymer Seafood                   $(1,853)          $    -             _
       Rymer Chicken                       -                  -        $  4,017
       Murry's                             -                  -             670
       Provision for income taxes          -                  -            (213)
                                       $(1,853)          $    -        $  4,474

The fiscal 1994 discontinued operations include a $185,000 allocation of interest expense on debt not attributable to specific operations of the Company. The allocation was based on the proportion of net assets sold to total net assets of the Company.

In addition, the above discontinued operations also include interest expense which specifically related to the operations of the discontinued segment.

The net assets of Rymer Seafood consisted of the following (in thousands):


                                        October 28, 1995

       Receivables                          $  6,537
       Inventories                             6,866
       Other current assets                        8
         Total current assets                 13,411
       Net property, plant and equipment          43
         Total assets                         13,454
       Less: current liabilities              (9,451)
       Net current assets held for sale
        before loss on disposition          $  4,003

5.  Inventories

Inventories consist of the following (in thousands):

                                Oct. 26,             Oct. 28,

                                 1996                 1995

          Raw materials         $ 1,619             $ 6,415
          Finished goods          1,653               5,704
                                $ 3,272             $12,119

6.  Borrowings

Borrowings consisted of the following (in thousands):

                                              October 26,        October 28,
                                                1996                 1995

     Banks, with interest of 1 1/2% over
      prime in 1996 and 1995                   $   210            $ 8,127
     Senior Notes due December 15, 2000,
     with interest at 18% in 1996 and 1995      21,544             18,133
     Other, including capitalized leases and
      amounts to related parties:
     Due to executives under restructured
      employment and consulting agreements          -                 656
     Other                                          70                 87
                                                21,824             27,003
     Less current maturities                    21,754             26,933
                                               $    70            $    70

The prime rate applicable to the Company's outstanding bank notes payable was 8.25% at October 26, 1996 and 8.75% at October 28, 1995. The weighted average interest rate relating to these borrowings was 9.8% and 9.3% during fiscal 1996 and 1995, respectively.

In conjunction with its sale of Rymer Seafood, the Company, on August 28, 1996, entered into a revised loan agreement with LaSalle. The revised agreement provides a credit facility of up to $5 million for the Company through April 1997 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 27, 1996.

The Company's Rymer Meat subsidiary had total lines of credit available of $2.6 million at October 26, 1996 and $11.7 million at October 28, 1995, of which $2.4 million and $3.6 million, respectively, was unused.

The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries.

Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.

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

The following summarizes the most restrictive covenants of the Indenture. The Company is restricted from paying cash dividends on its Stock. In addition, the Company is limited as to the incurrance of additional debt and as to capital expenditures and other acquisitions. The Indenture requires that Available Cash, as defined and under certain circumstances, be applied to the prepayment of the outstanding principal of the Senior Notes. The Indenture also contains certain other covenants including limitations on liens, requirements to maintain its status as a reporting company under the Securities Exchange Act and to maintain a stock exchange listing, restrictions on transactions with affiliates and related persons, and covenants to maintain assets and pay taxes. The Indenture also contains provisions whereby the Company is considered to be in default under the Indenture if it is in default under the terms of any of its other debt agreements.

The following table summarizes activity of the Company's Senior Notes (in thousands):


     Senior Notes originally issued in
      connection with the 1993 Restructuring                  $19,977
     Interest payment-in-kind on June 15, 1993                  1,456
     Mandatory redemptions:
       June 1994                                               (1,050)
       December 1994                                           (2,250)
     Interest payment-in-kind on December 15, 1995              1,632
     Interest payment-in-kind on June 15, 1996                  1,779
     Senior Note principal outstanding at October 26, 1996    $21,544

The Company has also announced that under the terms of its 11% Senior Notes the December 15, 1996 interest payment was made by issuing additional Senior Notes in a principal amount equal to the interest payment due.

Based on current forecasts, the Company does not expect to have sufficient available cash in fiscal 1997 to make the June 15, 1997 11% Senior Notes interest payment. This will result in an event of default at which time the Senior Notes will become due and payable. Therefore, the Senior Notes have been classified as a current liability on the October 26, 1996 balance sheet. The Senior Notes were classified as a current liability on the October 28, 1995 balance sheet due to certain loan covenant violations which existed as of that date.

As discussed in  Note 2, the  Company will seek  to restructure its  11%
Senior Notes in an  effort to improve  its liquidity.   There can be  no
assurances that such a restructuring will occur.

In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", the Company has estimated the fair value of its bank debt using interest rates that are similar to those that are currently available for issuance of debt with similar credit risk, terms and maturities. The fair value of the Company's Senior Notes is estimated based on recent transactions. The estimated fair value of the Company's Senior Notes at October 26, 1996 was 40% of the face amount of the Senior Notes or approximately $8.6 million.

At October 26, 1996, aggregate maturities of borrowings are as follows (in thousands):

                      1997              $21,754
                      1998                   70
 Total long-term borrowing              $21,824

7.  Leases

The Company and its subsidiaries lease certain buildings and equipment used for offices and manufacturing. Total rental expense from continuing operations under all operating leases was approximately $683,000, $970,000, and $957,000 in fiscal 1996, fiscal 1995 and fiscal
1994, respectively. The above lease costs do not include the costs of taxes, insurance, maintenance and utilities which the Company and its subsidiaries are required to pay.

The lease for the Chicago meat processing facility expired in July 1996. The Company has subsequently negotiated for revised lease space and lower rental costs. However, a new lease has not been finalized. Management expects to have a one year agreement signed with its lessor in the near future.

Property, plant and equipment recorded under capital leases and lease commitments under non-cancelable leases are not material.

8.  Income Taxes

Effective with the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Adoption of this standard did not materially impact the Company's operating results. The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $38.6 million and $31.2 million at October 26, 1996 and October 28, 1995, respectively. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

The  components  of  the  net  deferred   tax  asset  recorded  in   the
accompanying consolidated balance sheets as of October 26, 1996 and October 28, 1995 are as follows (in thousands):

                                           1996                 1995
       Deferred tax assets:
       Accounts receivable               $   130            $     514
       Inventories                            19                   67
       Property, plant and equipment         670                  846
       Other liabilities and reserves        435                  845
       Alternative minimum tax credits        98                   98
       Net operating loss carryforwards   13,143               10,652
       Investment tax credits                512                  512
         Total deferred tax assets        15,007               13,534
       Less:  Valuation allowance        (15,007)             (13,534)
         Net deferred tax asset          $   -              $     -

The following table accounts for the difference between the actual tax provision attributable to income before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes.

                                                Fiscal Years Ended

                                October 26,       October 28,        October 29,

                                                      1996      1995      1994
  (Loss) income before income taxes:
   (Loss) income from continuing operations       $(7,144)  $(29,620)   $1,958
   (Loss) income from discontinued operations        (167)       290        95
   (Loss) income on dispositions of
    discontinued operations                        (1,853)      -        4,687
   Total (loss) income before income taxes        $(9,164)  $(29,330)   $6,740

   Total (benefit) provision computed by applying
    the U.S. statutory rate (34%)                 $(3,116)  $ (9,972)   $2,292
   Increases (decreases) in taxes due to:
     Goodwill written off                             -        6,936     1,847
     Goodwill amortization                            -          391       411
     Other differences, net                            64          8      (349)
     Loss which provides no current tax benefit     3,052      2,637       -
     Utilization of net operating loss and
     capital loss carryforwards                       -          -      (3,939)
     Actual tax provision                         $   -     $    -     $   262

The Company's Federal income tax returns are subject to review by the Internal Revenue Service, the results of which cannot be predicted with certainty. At October 26, 1996, the Company had an operating loss carryforward for tax reporting purposes approximating $38,630,000; (expiring $1,600,000 in 1997; $12,700,000 in 1998; $700,000 in 2000;
$2,800,000 in  2001; $100,000  in 2002,  $100,000 in  2003; $300,000  in
2004; $2,800,000  in 2007;  $130,000 in  2009; $7,500,000  in 2010;  and
$9,900,000 in 2011) which is available to offset future Federal taxable income.

9.  Stockholders' Equity

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

At October 26, 1996, 918,000 shares of common stock were reserved for the exercise of stock options including 624,750 shares reserved for future grants of options.

10.  Stock Options and Warrants

On April 7, 1993, the Company adopted the 1993 Stock Option Plan (the 1993 Plan). The 1993 Plan permitted the issuance to key employees and directors of options to purchase shares of common stock.

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

Options granted under the 1994 Plan are exercisable at the fair market value of the Common Stock on the date the option is granted. The term during which each option may be exercised is determined by the Company at each grant date. In no event will the option be exercisable more than ten years from the grant date. There is no performance vesting aspect of the 1994 Plan. Options time vest as designated in the individual grant. Options currently outstanding vest in one to three years. At October 26, 1996, 293,250 options and at October 28, 1995, 527,000 options were outstanding under the 1994 Plan.

No compensation expense has been recognized by the Company as all options were granted at the market price of the stock at the date of the grant.

A summary of stock option activity and other related information is as follows:

                                               1996      1995       1994
Shares under option at beginning of year     799,500    755,000   570,500
 Options granted (at prices of $1.50
  in 1996, at $1.63 to $3.25 in 1995,
  and at $1.38 to $2.88 in 1994)              175,000    101,000   417,000
  Options exercised at $1.88 in 1994             -          -        (1,000)
  Options cancelled and expired               (681,250)   (56,500) (231,500)

  Shares under option at the end of the year
   (at prices ranging from $1.50 to $2.88) -
   105,000 shares exercisable at
   October 26, 1996                            293,250    799,500   755,000
   Shares available for option at
   end of year                                 624,750    118,500   163,000


In October 1995, the Company engaged the financial advisory and turnaround firm of Kirkland Messina, Inc. (KM) to assist the Company in developing a plan to return the Company to profitability. As part of KM's compensation, the Company issued KM 500,000 warrants to purchase common stock of the Company at an exercise price in cash of $1.675 per share. The warrants issued to KM expire October 1, 1998.

On November 8, 1995, the Company announced that it had hired P. E. (Ed) Schenk as its President and Chief Executive Officer. As part of Mr. Schenk's compensation, he was issued 750,000 warrants to purchase common stock of the Company at an exercise price of $1.00 per share. The warrants issued to Mr. Schenk expire November 8, 1998.

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

12.  Employee Benefit Plans

The Company currently sponsors a Company-wide 401(k) savings plan. The plan covers all salaried personnel at the Chicago processing plant and the Company's corporate headquarters who have completed 6 months of service. The Company makes matching contributions to the 401(k) savings plan of up to 5% of each participants' compensation.

Contributions and costs expensed under the 401(k) savings plan for employees relating to the Company's continuing operations amounted to approximately $91,000 and $171,000 for fiscal 1996 and fiscal 1995, respectively. Prior to fiscal 1995, the Company sponsored a non-contributory profit sharing plan. Contributions and costs expensed for fiscal 1994 amounted to approximately $202,000.

Under terms of a deferred compensation agreement with a former officer/director of the Company, the present value of future payments under the agreement has been included in deferred employee benefits, amounting to $577,000 at October 26, 1996 and $603,000 at October 28, 1995.

13.  Commitments and Contingencies

The amounts of liability, if any, for claims and actions against the Company and its subsidiaries at October 26, 1996 are not determinable but, in the opinion of management, such liability, if any, would not have a material effect upon the Company's financial position or results of operations.

The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements is approximately $0.4 million at October 26, 1996. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of $2.0 million as of October 26, 1996.

14.  EEOC Settlement

On April 26, 1990, United States District Court for the Northern District of Illinois, Eastern Division dismissed EEOC v Rymer Foods Inc., No. 88 C 10680; an action brought by the Equal Employment Opportunity Commission against the Company on December 21, 1988, alleging certain discriminatory employment practices by the Company at its Chicago meat processing facility.

The present value of the cost of the settlement and estimated additional legal fees relating to such dismissal was included in the net loss for fiscal 1990. The remaining liability related to this settlement approximated $380,000 at October 28, 1995. The Company's final settlement payment of approximately $547,000 was paid in April 1996.

15.  Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

                                          1996      1995        1994

                                                 (Restated)  (Restated)

     Cash paid (received) for:
       Interest                            $423    $2,019     $3,246

       Federal, state and local
        income taxes (net of tax refunds)  $(32)   $  613     $  219

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
                                                     $ -

16.  Concentration of Credit Risk and Supplemental Sales Information

Financial  instruments   that  potentially   subject  the   Company   to
significant  concentrations  of  credit  risk  consist  principally   of
accounts receivable.

As of October 26, 1996, the Company had uncollateralized receivables with one customer approximating $407,000 which represents 14% of the Company's receivables.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Sales to customers outside the United States were less than 10% of consolidated sales in each year presented. Sales to three restaurant chains owned by Darden (formerly General Mills) comprised approximately 14% of the Company's revenues from continuing operations in both 1995 and 1994. During the first quarter of 1996, Darden informed the Company that certain supply contracts would not be renewed for 1996.

Sales to one of the Company's retail customers, Country Fed Meat Company, Inc. (CFM), accounted for approximately 12.2% of the Company's revenues from continuing operations in fiscal 1994. At the end of the first quarter of 1995, certain issues between the Company and CFM resulted in certain lawsuits being filed. On June 28, 1995, the Company announced that it had reached a settlement with CFM of the litigation pending between the two companies. As a result of the settlement, all lawsuits between the companies were dismissed and no further actions will be taken by either company on these matters. The allowance for doubtful accounts established prior to and during the Company's 1995 second quarter contained sufficient reserves to resolve the matters in dispute without additional charges to operations during the third quarter of 1995. All terms of the settlement are confidential. The Company does not expect to have a supply relationship with CFM in the future.

Unit sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 28.6%, 23.1%, and 16.3% of the Company's consolidated unit sales from continuing operations in fiscal 1996, 1995 and 1994, respectively. Franchise rights for both Bonanza and Ponderosa are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated.

The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company.

17.  Earnings (Loss) Per Share

Earnings (loss) per share are calculated by the treasury stock method.

Primary earnings per share are based on the weighted average number of shares outstanding during each year plus the assumed exercise of dilutive common stock equivalents using the average market price. The fully diluted per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants in periods in which such exercise would cause dilution. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

18.  Fourth Quarter Adjustments

1996

In December 1996, the Company had an independent appraisal performed of the Plant City facility, an asset remaining from the discontinued Rymer Chicken operation which was disposed of in December 1993. As a result of the appraisal, the carrying value of the facility and land was written down by $450,000 in the fourth quarter of fiscal 1996 to the appraised value of approximately $1.2 million. The $450,000 writedown is included as a loss from discontinued operations in the Company's consolidated statement of operations.

1995

During the fourth quarter of 1995, the Company recorded a goodwill writedown of $20.4 million. (See Note 1). This writedown eliminated all remaining goodwill of the Company. The asset of goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of the Company indicated that the recoverability of the asset was not reasonably assured.

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

1994

None

19.  New Accounting Pronouncements

The Company will implement the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in fiscal 1997. Management believes that the adoption of these provisions will not have a material impact on the financial conditions or results of the operations of the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

The disclosure required by Item 10 is set forth in, and is incorporated by reference to, the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 1997 (the 1997 Proxy Statement).

Item 11.  Executive Compensation

The disclosure required by Item 11 is set forth in, and is incorporated by reference to, the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The disclosure required by Item 12 is set forth in, and is incorporated by reference to, the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The disclosure required by Item 13 is set forth in, and is incorporated by reference to, the 1997 Proxy Statement.

                                PART IV

Item 14.  Exhibits, Financial Statement  Schedules, and Reports on
Form 8-K

                                                                         Page
(a) 1. The following audited consolidated financial statements of the
                Page
       Company are included in Part II, Item 8:

          Consolidated Statements of Operations for the fiscal years
          ended October 26, 1996, October 28, 1995 and October 29, 1994     15

          Consolidated Balance Sheets as of October 26, 1996 and
          October 28, 1995                                                  16

          Consolidated Statements of Cash Flows for the fiscal years
          ended October 26, 1996, October 28, 1995 and October 29, 1994     17

          Consolidated Statements of Stockholders' (Deficit) Equity  for
          the fiscal years ended October 26, 1996, October 28, 1995 and
          October 29,1994                                                   18

          Notes    to    Consolidated    Financial   Statements          19-29

    2. Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts and Reserves    32

       Schedules, other than those listed above, are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

    3. Exhibits:
       10.1 Loan and Security Agreement dated as of August 28, 1996 among Rymer Meat Inc., Rymer Foods Inc., and LaSalle National Bank (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended July 27, 1996.)

       11        Computation of Earnings Per Share                          34

       22        Subsidiaries of the Company                                35

       24        Consent of Independent Accountants                         36

       NOTE: With the exception of Exhibit Nos. 11, 22 and 24, the registrant will furnish copies of such other Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report. A reasonable copying and handling fee will be charged.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED OCTOBER 26, 1996, OCTOBER 28, 1995 AND OCTOBER 29,
                                  1994
                   RYMER FOODS INC. AND SUBSIDIARIES

                                Additions

                         Balance    Charge   Charge                    Balance
                            at        to      to                      at End of
                        Beginning Cost and   Other    Deductions         Year
    Description          of Year  Expense   Accounts    (describe)    (Describe)
                                                      (in thousands)


Deducted in the balance
sheets from the assets
to which they apply:

Allowance for doubtful
 accounts-current:

 For the fiscal year
 ended October 26, 1996    $ 353     $ 53                $ 206(a)      $ 200

 For the fiscal year
 ended October 28, 1995
 (restated)                  581      675                  903(a)        353

 For the fiscal year
 ended October 29, 1994      425      363                  207(a)        581
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


Date:  January 24, 1997





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                                Chairman of the Board,            1/24/97
P. Edward Schenk                Chief Executive Officer and
                                President
                                (Principal Executive Officer)



                                Senior Vice President,
                                Chief Financial                   1/24/97
Edward M. Hebert                Officer and Treasurer


                                Director                          1/24/97
Joseph Colonnetta


                                Director                          1/24/97
Samuel I. Bailin


                                Director                          1/24/97
David E. Jackson


                                Director                          1/24/97
Hannah H. Strasser

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

Date:  January 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


 /s/ P. Edward Schenk                     Chairman
                                          of the Board,            1/24/97
 P. Edward Schenk                         Chief  Executive Officer
                                          and President
                                          (Principal Executive Officer)


   /s/ Edward M. Hebert
                                           Senior Vice President,
                                           Chief Financial         1/24/97
Edward M. Hebert                           Officer and Treasurer



   /s/ Samuel I. Bailin
                                           Director                1/24/97
Samuel I. Bailin



   /s/ Joseph Colonnetta
                                           Director                 1/24/97
Joseph Colonnetta



   /s/ David E. Jackson
                                           Director                 1/24/97
David E. Jackson



   /s/ Hannah H. Strasser
                                           Director                     1/24/97
Hannah H. Strasser






















                                                             Exhibit 22


                            RYMER FOODS INC.

                      SUBSIDIARIES OF THE COMPANY

                            OCTOBER 26, 1996




                              State of   Percent
     Subsidiary Name        Incorporation Owned              Owner

     Rymer Meat Inc.           Illinois    100         Rymer Foods Inc.

     Rymer Chicken Inc. (1)    Arkansas    100         Rymer Meat Inc.

     Rymer International
      Seafood Inc. (2)         Illinois    100         Rymer Meat Inc.

     Rymer Chicken Inc.
     - Plant City              Florida      100        Rymer Meat Inc.

     Queen City Foods Inc.     Georgia     100         Rymer Meat Inc.



(1)  Substantially all of the assets of Rymer Chicken Inc. were sold  on
     December 10,  1993.   See Item  1 and  Note 4  to the  Consolidated
     Financial Statements.

(2)  Substantially all  of the  assets of  Rymer  Seafood were  sold  on
     August 28,  1996.   See  Item  1 and  Note  4 to  the  Consolidated
     Financial Statements.