Form 10-K/A
period 1996-10-26
RYMER FOODS INC
filed 1997-03-03
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K/A1

             Amendment to Annual Report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
               For the Fiscal Year ended October 26, 1996

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                PART III
  Item 10.       Directors and Executive Officers

  Class 1 Directors (Term of Office Expiring in 1999)

       P.E.  SCHENK  (age  59;   Director  since  November  1995).
  Mr. Schenk was named to the Board of Directors of the Company on November 8, 1995 as a Class 1 Director t o fill a vacancy therein created by a resignation. Mr. Schenk has served as President and Chief Executive Officer of the Company since November 1995. In 1994 and 1995, Mr. Schenk operated Schenk & Associates, Inc., a consulting practice. Mr. Schenk was Executive Vice President of Lykes Processed Meats Group from December 1993 to November 1994, and from August 1993 to December 1993 he served as Senior Vice President of Sales & Marketing. From 1986 to 1993, Mr. Schenk was employed by Smithfield Foods, Inc. as President and Chief Operating Officer of various meat processing subsidiaries.

       DAVID E. JACKSON (age 38; Director since 1993). Mr. Jackson is a Managing Director of Contrarian Capital Management, LLC, a money management firm, and has served as such since May 1995. Prior to May 1995, Mr. Jackson was a Managing Director of Oppenheimer & Co., Inc. and a Portfolio Manager at such firm since September 1990. From November 1989 through August 1990, Mr. Jackson managed a portfolio for EBF & Associates, a management firm based in Minneapolis, Minnesota.

       HANNAH  H.   STRASSER  (age   37;  Director   since  1993).
  Ms. Strasser is a Managing Director of Cardinal Capital LLC, a money management firm, and has been such since April 1995. Prior to such date, Ms. Strasser was a Senior Vice President of Deltec Asset Management Corporation, an investment firm, since 1989, and a Vice President at such firm prior to 1989. Ms. Strasser is also a current director of Gantos Inc. Ms. Strasser has also been a director and member of the compensation committee of Equitable Bag Co., Inc. from December 1994 to august 1995. Ms. Strasser has also served as a director of Deltec International S.A. Equitable Bag Co., Inc. filed a petition for relief under Chapter 11 of the United States Bankruptcy Doe on May 19, 1995, in United States Bankruptcy Court for the District of Delaware.

       JOSEPH  COLONNETTA   (age   36;   Director   since   1996).
  Mr. Colonnetta is co-managing partner of The RMP Group, Inc. Prior to joining the RMP Group, Mr. Colonnetta was the Chief Financial Officer of TRC, a Chicago-based holding company. Mr. Colonnetta is also a director of Back Yard Burgers, Sfuzzi, Starmark Foods and Wingate Hospitality.

  Class 2 Directors (Term of Office Expiring in 1998)

       SAMUEL I. BAILIN  (age 66; Director  since 1993).   Mr. Bailin
  has been President of Samuel I. Bailin Inc., a consultant to the food industry, since 1977.

  Class 3 Directors (Term of Office Expiring in 1997)

       Both Class 3 Directorships are vacant.

       During fiscal 1996, there were 10 meetings of the Board. Each director then in office attended more than 75% of the combined meetings of the Board of Directors and the Committees on which he or she served held during the year while he or she served as director.

       The Executive Committee, consisting of David E. Jackson, Chairman, did not meet in fiscal 1996. Except for certain mattes, the duties of the Executive Committee include the exercise of all of the powers and authority of the Board of Directors and the management of the business and affairs of the company, except for any powers and authority granted to another committee. The authority of the Executive Committee is generally limited to acquisitions and dispositions of assets and negotiations to accomplish the same; personnel matters; guidance to senior management on policy matters; negotiations, review and analysis of financial needs; litigation mattes; and public or private stock placement or other equity or debt offerings.

       The Audit Committee, consisting of Mr. Schenk, Mr. Jackson and Ms. Strasser held 1 meeting during fiscal 1996. The Audit Committee reviews the proposed scope of audit and non-audit services to be performed by the Company's independent public accountants; reviews, and reports on audits and the Company's accounting policies and controls; and annually recommends independent public accountants for selection as auditors of the Company. The Audit Committee also monitors the administration of the Company's business ethics and conflicts of interest policies.

       The Compensation Committee, consulting of Samuel I. Bailin, Chairman, David E. Jackson and Hannah H. Strasser, did not meet in fiscal 1996. The Compensation Committee reviews the compensation policies of the Company, determines compensation of the Company's executive officers, determines general compensation and benefit levels for all officers, and recommends to the full Board future compensation of executive officers. The Compensation Committee administers the Company's employee benefit plans presently in effect.



                          EXECUTIVE OFFICERS

       The following is a list of the names and ages of the current executive officers of the Company, the period during which each has served as such and their respective position:

   Name and Age              Position(s)

   P.E. Schenk (59)          Chairman, President and Chief
                             Executive Officer

   Edward M. Hebert (46)     Senior Vice President Finance,
                             Treasurer and Chief Financial Officer

   Jose Muguerza (34)        Vice President of Operations and
                             Technical Services

   Barbara McNicholas (61)   Secretary (since 1988)



       See Directors and Executive Officers as to Mr. Schenk's business experience.

       Edward M. Hebert.   Mr. Hebert  was appointed Chief  Financial
  Officer on  October 6, 1995.    Mr. Hebert  has  been Senior  Vice
  President Finance of the Company since January 1990 and Treasurer of the Company since January 1993. Prior thereto, Mr. Hebert was Controller of the Company since December 1988. Prior to that time, Mr. Hebert was employed by Arco Metals Company in various financial positions.

       Jose Muguerza. Mr. Muguerza was elected Vice President of Operations and Technical Services in December 1995. Prior to such election, Mr. Muguerza was Vice President-Technical Services of a subsidiary of the Company.

       Barbara McNicholas. Ms. McNicholas was elected Secretary in 1988 and has been employed by the Company since 1953 in various office staff capacities.

       All of the executives officers are citizens of the United States of America. Edward M. Hebert and Barbara McNicholas served as either executive officers and/or directors of the Company during its 1993 Restructuring.


  Item 11.  Executive Compensation


                    Compensation Committee Report

       In fiscal 1996, the Company's philosophy on executive compensation was to attempt to provide a compensation package competitive with comparable companies in the food industry and which linked the amount of compensation provided to the achievement of business objectives while recognizing the economic factors then affecting the Company. In this regard, individual base salaries were established for the Chief Executive Officer and others based generally on the Board of Directors' perception of competitive, industry-wide salaries, the executive's experience and seniority, as well as his or her performance, while considering the overall level of spending which the Board deemed appropriate for officers' salaries in light of these economic factors.

       In fiscal 1996 there were two programs of direct executive officer compensation: the Base Salary Program and the Incentive Compensation Program. In addition, executives were awarded stock options as part of a compensation package.

  Base Salary Program

       Base salary for fiscal 1996 for the executive officers named in the Summary Compensation Table was determined based on their respective employment agreements. See "Certain Transactions and Related Transactions."


  Incentive Compensation Program

       The Incentive Compensation Program provides opportunities for executives to receive incentive compensation if specific performance goals, proposed by management and approved by the Board, are met. No awards of incentive compensation to executive officers were made with respect to fiscal 1996 since objectives for such year were not achieved. Awards for prior years were based primarily on achievement of corporate goals and individual performance.


  Stock Options

       In fiscal  1996,  under  the Stock  Option  Plan,  options  to
  purchase 175,000  shares of  the Common  Stock were  granted.   See
  "Security Ownership of Certain Beneficial Owners and Management".

                      SUMMARY COMPENSATION TABLE

                Annual Compensation         Long-Term Compensation

                                                  Awards         Payouts

                                     Other    Restricted    Secur-   LTPI      All Other
                                    Annual     Stock       ities   Payouts  Compensation
 Name and           Salary  Bonus   Compen-     Award(s)    Under-    ($)         ($)
 Principal    Year    ($)   ($)      sation       ($)       lying
 Position     (1)                     ($)                   Options
                                      (2)                     (#)


 P.E.         1996   197,808   _      6,050         -      750,000*      -          -
 Schenk       1995       -     -         -          -           -        -          -
   (3)
 Chairman
 and Chief
 Executive
 Officer
                                                                                   6,587 (4)
 Edward M.    1996   135,665   -      6,000         -        50,000      -         7,500
 Hebert       1995   120,975   -      6,400         -         7,000      -        13,470
 Senior       1994   113,035  43,500  8,400         -         4,000      -         6,882
 V.P Finance,
 Treasurer
 and CFO

 Thomas F.    1996
 Bauman       1995    54,254   -      1,500         -           -        -         242 (4)
 Senior V.P.         152,400  30,000  6,600         -         7,000      -         396
 of Sales and                   (5)
 Marketing

  1. For fiscal year ended on the last Saturday of October in each year.
  2. Reimbursement allowance for automobile use and maintenance
  3. Mr. Schenk joined the Company on November 8,1995. He was made a Director on November 8, 1995. See "Certain Transactions and Related Transactions."
  4. Represents vested amount from the Company's 401k Plan
  5. This bonus was paid pursuant to Mr. Bauman's employment agreement. Mr. Bauman's position was eliminated on January 11, 1996.


     * Mr. Schenk was issued a warrant to acquire 750,000 shares of Common Stock for $1.00 per share. See "Certain Transactions and Related Transactions - Employment and Consulting
       Other Arrangements."


  The following table sets forth selected information concerning options granted in fiscal 1996 to the one officer named in the Summary Compensation table who was granted option to purchase shares of common stock:

                  OPTION GRANTS IN 1996 FISCAL YEAR
                          Individual Grants

               Number
                 of     Percent                  Potential
               Secur-  of Total                  Realizable Value at
                ities   Options  Exer-           Assumed Annual
               Under-   Granted   cise           Rates of Stock
      Name      lying     to       or    Expira- Price Appreciation
               Options Employee   Base   tion    for Option Term
               Granted     s     Price   Date
                   (#)    in                    5% ($)        10%($)
                        Fiscal   ($/Sh)
                         Year
   Edward      50,000     29%    $1.50   Jan 4, N/A (A)      N/A (A)
   Hebert                                 2001







  A    No potential  realizable  value  has been  assumed  since  the
       option  exercise  price  remains  greater  than  the   assumed
       realizable share price for the duration of the option grant.

                               Number of     Value of
                Shares  Value Unexercised   Unexercised
                Acquir- Real-  Options at  In-the-Money
       Name      ed on  ized     Fiscal       Options
                 Exer-          Year-End     at Fiscal
                 cise   ($)                  Year-End
                  (#)          (#)
                                            ($)

                              Exercisable/ Exercisable/
                                  Un-           Un-
                              exercisable   exercisable
   Edward M.      -0-    -0-  61,000/40,000    -0-/-0-
   Hebert


  Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and
            Management



                    SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT


       The following table sets forth, as of February 10, 1997, the beneficial ownership of the Common Stock by each of the directors and each of the executive officers of the Company listed in the Summary Compensation Table below and of all directors and executive officers of the Company as a group, and by each person who is known by the Company to beneficially own 5% or more of the Common Stock. The Common Stock is the only outstanding class of equity securities of the Company.

                                             Amount and       Percent
           Name             Position           Nature           of
                                           of Beneficial       Class
                                             Ownership
   Samuel I. Bailin         Director        30,000 Direct        *
                                                   (1)

   David E. Jackson         Director     1,827,212 In-          17.0%
                                                   direct
                                                   (2)

   P.E. Schenk             President,      750,000 Direct        7.0%
                              CEO,                 (3)
                            Director


   Edward M. Hebert          Senior         64,721 Direct           *
                              Vice                 (4)
                           President,
                               CFO

   Oppenheimer & Co.                        70,934 Direct           *
   Inc.                                  1,827,212 (5)          17.0%
   Oppenheimer Tower                               In-
   New York, NY 10281                              direct
                                                   (6)

   All directors and                       900,923 Direct        9.2%
   executive persons as                  1,913,497 In-          17.8%
   a group (8 people)                              direct
   (7)                                             (2)


       Less than 1% of the outstanding shares  *

   (1) Such shares include options to purchase exercisable within 60 days from the date hereof 30,000 shares of Common Stock.

   (2) Mr. Jackson disclaims beneficial ownership of all 1,827,212 of such shares. Such shares are held by two limited partnerships, Oppenheimer Horizon Partners, L.P. and Oppenheimer Institutional Horizon Partners, L.P. (the "Partnerships"), and a corporation (the "Corporation"). Mr. Jackson is a partner of Contrarian Capital Management, LLC, a money management concern that has shared voting and dispositive power with the Partnerships and the Corporation with respect to such shares. See No. (9).

   (3) A warrant to acquire 750,000 shares of Common Stock was issued to Mr. Schenk in connection with his employment agreement. The exercise price for such warrants is $1.00 per share of Common Stock, the market value of such stock on the date of issuance of the warrant. Such warrant became exercisable November 8, 1996.

  (4) Such shares include options to purchase exercisable within 60 days from the date hereof 61,000 shares of Common Stock.

  (5) These shares are held by Oppenheimer on behalf of itself and certain related entities.

  (6) These shares are held by affiliates of Oppenheimer on behalf of themselves and certain related entities. See Note (2).

  (7) See the disclaimers of beneficial ownership set forth in footnotes 2 and 4 above.

       Pursuant to the Company's 1994 Stock Option Plan (the "Stock Option Plan"), the company issued in 1996 options to purchase 175,000 shares of Common Stock to the following executive officers to acquire the following number of shares of Common Stock: Edward
  M. Hebert, 50,000 shares; Mark Lazare, 50,000 shares; and Jose Muguerza, 75,000 shares. On November 8, 1995, the Company agreed to issue to P.E. Schenk, President and Chief Executive Officer of the Company, a warrant to acquire 750,000 shares of Common Stock for an exercise price of $1.00 per share, the market value of the Common Stock on the date of issuance of such amount. The warrant issued to Mr. Schenk is exercisable commencing November 8, 1996 and for three years thereafter.

       The Indenture (the "Indenture"), dated as of April 7, 1993, between the Company and Continental Stock Transfer & Trust Company, as Trustee (the "Trustee"), relating to the Company's 11% Senior Notes due 2000 (the "Senior Notes"), provides for the immediate acceleration of principal and interest due on all the Senior Notes in the event of a "Change of Control" (as defined therein). The Indenture defines a "Change in Control" as the acquisition by any person or entity (a "Person") or affiliated group of at least 55% of the aggregate voting power of all classes of capital stock of the Company entitled to vote generally in the election of directors of the company, excluding from such calculation shares held by any Person that were issued to such Person in its reorganization under Chapter 11 of the united States Bankruptcy Code completed in 1993 (the "Restructuring") to the extent that such Person is the acquiror or a member of such affiliated acquiring group.





  Item 13.  Certain Relationships and Related Transactions



            CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

  Stock Purchase Agreements and Certain Additional Compensation

       Jeffrey Rymer. On February 24, 1989, Mr. Jeffrey Rymer, then the President, purchased 10,000 shares of Common Stock from the Company for a purchase price of $9.00 per share paid by his recourse 9.5% promissory note in the amount of $90,000. In September 1991, the purchase price for these shares was reduced to $6.00 per share, an amount which was the fair market value of the shares at such time. Pursuant to his employment agreement then in effect, Mr. Rymer was entitled to receive additional compensation for Rymer Meat's fiscal years ending in 1992 and 1993 in the aggregate amount of $188,000. As of September 18, 1991, Mr. Rymer owed the Company $40,850 under his promissory note. As agreed upon between Mr. Rymer and the Company, Mr. Rymer released all claims for $188,000 in additional compensation and in exchange the Company reduced the stock purchase price and agreed to pay him (i) $11,000 on January 4, 1993 with 9.5% annual interest and (ii) $131,000 on April 1, 1993 without interest. Concurrently therewith, Mr. Rymer's promissory note and interest thereon was cancelled and extinguished and Mr. Rymer issued a promissory note due January 4, 1993 in the amount of $10,850 on the same terms as his prior note.
   The Company and Mr. Rymer have rights of offset with respect to the $10,850 note due from Mr. Rymer and the $11,000 obligation. Mr. Rymer subsequently agreed to defer the maturity of the $11,000 and $131,000 amounts to January 1, 1996 and January 2, 1996, respectively. In connection therewith, Mr. Rymer's promissory note in the amount of $10,850 was cancelled and extinguished and Mr. Rymer issued a new promissory note due January 1, 1996 on the same terms as his prior note. These notes, plus accrued interest thereon, were offset by the Company on January 1, 1996. The Company did not pay the note due to Jeffrey Rymer on January 2,

  1996. The Company deferred payment of this debt in order to preserve cash for use in the operation of its business. In March 1996, the Company and Jeffrey Rymer agreed on revised payment terms whereby one-half of the principal ($65,000) and accrued interest on the entire debt at 9.5% through March 13, 1996 (amounting to $1,395) was paid to Jeffrey Rymer by the Company on March 13, 1996.
   The Company and Jeffrey Rymer agreed that interest would be paid on the remaining principal at a rate of 9.5% on a monthly basis and that the remaining principal will be paid in installments. At year end fiscal 1996, no further amounts were due to Mr. Rymer. Mr. Jeffrey Rymer resigned as a Director and officer of the Company on November 8, 1995.

       Barry Rymer. On February 24, 1989, Mr. Barry Rymer purchased 150,000 shares of Common Stock from the Company for a purchase price of $9.00 per share paid by his recourse 9.5% promissory note in the amount of $1,350,000. In September 1991, the purchase price for these shares was reduced to $6.00 per share, an amount which was the fair market value of the shares at such time. Pursuant to his employment and consulting agreement then in effect, Mr. Rymer was entitled to receive additional compensation at the annual rate of $465,000 per year for the Company's 1991 through 1995 fiscal years and at the rate of $455,000 for the Company's 1996 fiscal year. As of September 18, 1991, the total additional compensation due Mr. Rymer aggregated $2,323,750, and Mr. Rymer owed the Company $1,391,400 under his promissory note. As agreed upon between Mr. Rymer and the Company, Mr. Rymer released all claims for $2,323,750 in additional compensation, and in exchange the Company reduced the stock purchase price and agreed to pay him (i) $942,000 on January 4, 1993 with 9.5% annual interest and (ii) $445,000 (which was guaranteed by Rymer Meat) on April 1, 1993, without interest. Mr. Rymer's note of February 24, 1989 (and interest thereon) was cancelled and extinguished, and Mr. Rymer issued a new promissory note due January 4, 1993 in the amount of $941,400 on the same terms as his prior note. The Company and Mr. Rymer had rights of offset with respect to the $941,400 note due from Mr. Rymer and the Company's $942,000 obligation to him.

       In October and December 1992, the Company agreed to further reduce the purchase price for these shares to $1.25 per share, an amount in excess of the fair market value of the shares at the
  later  date,  and   by  reason   of  this   reduction,  Mr.   Rymer
  contemporaneously reduced the amount ($1,387,000) due from the Company to (i) $229,500 bearing 9.5% annual interest from the date
  of the  reduction  and  (ii) $124,000 bearing  no  interest.    Mr.
  Rymer's note for  $941,400 and interest  thereon was cancelled  and
  extinguished, and Mr. Rymer  issued a new promissory   note on  the
  same terms as his prior note, except that it was due and payable on January 1, 1996, in the amount of $228,900. Of the Company's note, $229,500 was due January 1, 1996 and $124,000 was due January 2, 1996. The Company and Mr. Rymer had rights of offset with respect to the $228,900 note due from Mr. Rymer and the Company's $229,500
  obligation to him.   These  notes, plus  accrued interest  thereon,
  were offset by the Company on January 1, 1996. The Company did not pay the $124,000 note due to Barry Rymer on January 2, 1996. The Company deferred payment of this debt in order to preserve cash for use in operation of its business. The Company revised the payment terms of the note such that Mr. Rymer was paid in installments. At year end fiscal 1996, no further amounts were due to Mr. Rymer.
  Mr.  Barry  Rymer  resigned  as  a  Director  of  the  Company   on
  November 6, 1995.

  Employment and Consulting Agreements and Other Arrangements

       P.E. Schenk. On November 8, 1995, Mr. Schenk entered into a two year employment agreement with the Company providing for annual compensation of $200,000, subject to mandatory annual escalation in the event of an increase in the regional Consumer Price Index equivalent to the percentage increase of such index. Pursuant to the employment agreement, Mr. Schenk was  also issued a warrant  to acquire 750,000 shares of Common Stock at an exercise price of $1.00 per share for a period of three years commencing November 8, 1996. Under the employment agreement, Mr. Schenk is entitled to an automobile allowance of $550 per month, as well as other normal executive benefits. Mr. Schenk's employment may be terminated prior to the expiration of the two year term for "cause" only, including conviction of a felony, intentional acts that materially impair the business of the Company and failure to perform his material duties.

       Edward M. Hebert. The Company entered into an employment agreement with Edward M. Hebert, the Company's Senior Vice President Finance, Treasurer and Chief Financial Officer, on June 1, 1991. The agreement's original one-year term that began on June 1, 1991 automatically extends thereafter for successive one-year periods unless either the Company or Mr. Hebert notifies the other not later than May 1 of any year that the agreement is to be terminated on June 1 of such year. Mr. Hebert was entitled in the first year of the agreement to a salary of $100,000 per year with an increase in subsequent years based on increases in the Consumer Price Index limited to 6% of the amount in effect for the prior year. In connection with the 1993 restructuring, Mr. Hebert's salary was set at $112,200.

       If the Company terminates his employment in breach of the agreement, Mr. Hebert would be entitled to continue to receive his compensation and employee benefits for the remainder of the current one-year term of the agreement or (in the event of a change of control), nine months, if longer. Mr. Hebert's employment is terminated by the Company in breach of the agreement or by expiration of the term of the agreement after the Company elects not to extend the term of the agreement, the noncompletion provision of the agreement will not be effective or enforceable unless the Company elects to continue to pay the compensation and provide the employee benefits Mr. Hebert would have received had he continued his employ (in addition to any continuation of compensation and employee benefits for the remainder of the term of the agreement, if applicable) for the lesser of a period elected by the Company not to exceed one year or the period Mr. Hebert remains unemployed. Under such circumstances, the noncompletion provision in his employment agreement will be effective for two months following his termination of employment for each month the Company elects to continue his compensation and employee benefits regardless of when such compensation and benefits may actually be discontinued because he has found other employment. Mr. Hebert's employment agreement provides a death benefit equal to six months salary to be paid to his estate.

       General. Executive officers of the Company and its subsidiaries ("Subsidiaries") generally receive participation in benefit plans, split dollar life insurance programs, an automobile expense reimbursement allowance or use of an automobile, bonuses at the discretion of the Board of Directors, reimbursement of business-related expenses and certain fringe benefits.

  Registration Rights Agreement

       On April 7, 1993, the holders of the  Senior Notes who either
  (i) had designees on the Board of Directors or were otherwise affiliates (as defined by Rule 405 promulgated under the Securities Act of 1933, as amended (the "Securities Act")) of the Company or
  (ii) received stock equal to or in excess of 5% of the Common Stock to be outstanding upon the consummation of the Restructuring, together with the Company's counsel in the Restructuring (collectively, "Holders"), and the Company entered into a registration rights agreement ("Registration Rights Agreement") pursuant to which the Holders are entitled to a shelf registration covering the securities issued to them in connection with the Restructuring and, under certain circumstances if such shelf registration shall become unavailable for use, demand registrations under the Securities Act. Pursuant to a demand by the holders, the Company prepared a shelf registration statement on Form S-12 (the "Registration Statement") which was declared effective by the
  Securities and Exchange Commission in December 1994. The Registration Statement related to the offering by Deltec Asset Management Corporation and Oppenheimer & Co., Inc. of a total of 2,242,088 shares of the Company's Common Stock and $10,617,815 aggregate principal amount of Senior Notes. The Company paid substantially all expenses incurred in connection with the Registration Statement, other than certain expenses including underwriting fees, commissions and agency fees.


                        AVAILABLE INFORMATION

       The Company is subject to the informational requirements of the Exchange Act, and in accordance therewith files reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). The public may inspect and copy at prescribed rates such reports, proxy statements, and other information that the Company has filed with the Commission, at the public reference facilities that the Commission maintains at 450 Fifth Street, N.W., Washington, D.C. 20549 and at the Commission's regional offices located at 500 West Madison Street, Chicago, Illinois 60661 and Seven World Trade Center, New York, New York 10048. In addition, the public may obtain such reports, proxy statements and other information concerning the Company from the Public Reference Section of the Commission, Washington, D.C. 20549 at prescribed rates.

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