Form 10-Q
period 1997-01-25
RYMER FOODS INC
filed 1997-03-11
CIK 56871

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[   X   ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 25, 1997

                                 OR

[      ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            -        to          -

Commission File Number 1-6071

                          RYMER FOODS INC.

               Incorporated in the State of Delaware
            IRS Employer Identification No. 36-1343930

                     4600 South Packers Avenue
                             Suite 400
                      Chicago, Illinois 60609
                            773/927-7777

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

                      Yes   X        No

Registrant had 10,754,093 shares of common stock outstanding as of March
7, 1997.

                   PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 RYMER FOODS INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets

                                          January 25,     October 26,
                                              1997            1996
                                                (in thousands)
                    ASSETS

Current Assets:
  Cash and cash equivalents                  $   586      $   -
  Receivables, net                             1,658       2,729
  Inventories                                  3,805       3,272
  Other                                          253       1,170
     Total Current Assets                      6,302       7,171

Property, Plant and Equipment:
  Leasehold improvements                       1,789       1,785
  Machinery and equipment                      6,806       6,735
                                               8,595       8,520
  Less accumulated depr and amortization       7,027       6,899
                                               1,568       1,621
Other:
  Assets held for sale or lease                1,150       1,150
  Other                                          521         621
                                            $  9,541    $ 10,563

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current portion of borrowings,
   including amounts to related parties     $ 23,483    $ 21,754
  Accounts payable                               276         558
  Accrued interest                               297       1,421
  Accrued liabilities                          1,533       1,640
     Total Current Liabilities                25,589      25,373
  Long-term debt                                  70          70

Deferred Employee Benefits                       721         736
                                            $ 26,380    $ 26,179
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $1 par - 20,000,000 shares
   authorized; 10,754,093 shares outstanding
   after deducting treasury shares of
   225,024 in 1997 and 1996                   10,754      10,754
  Additional paid-in capital                  44,363      44,363
  Accumulated deficit                        (71,956)    (70,733)
     Total Stockholders' Deficit             (16,839)    (15,616)
                                            $  9,541    $ 10,563
See accompanying notes.

                 RYMER FOODS INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations



                                             Thirteen Weeks Ended
                                         January 25,     January 27,
                                            1997            1996
                                                         (Restated)
(in thousands, except per share data)

Net sales                                    $ 8,278       $11,979
Cost of sales                                  7,575        11,999

Gross profit (loss)                              703           (20)

Selling, general and administrative expenses   1,057         1,324

Operating loss                                  (354)       (1,344)

Interest expense                                 879         1,010
Other income                                     (10)           (6)

Loss from continuing operations               (1,223)       (2,348)

Income from discontinued operations              -              32

Net loss                                     $(1,223)      $(2,316)

Per common share data:

  Primary:
    Loss from continuing operations          $  (.11)      $  (.22)

    Net loss                                 $  (.11)      $  (.22)

  Fully diluted:
    Loss from continuing operations          $  (.11)      $  (.22)

    Net loss                                 $  (.11)      $  (.22)

See accompanying notes.


                 RYMER FOODS INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows


                                                Thirteen Weeks Ended
                                            Jan. 25, 1997     Jan. 27, 1996
                                                        (Restated)
(in thousands)
CASH FLOWS FROM OPERATIONS
  Loss from continuing operations                 $ (1,223)   $ (2,348)
  Non-cash adjustments to loss:
    Depreciation and amortization                      177         268
    Amortization of other assets                        58          58
    Provision for bad debts                             30          79
  Payment-in-kind interest on Senior Notes             523         426
  Net decrease to accounts receivable                1,041       1,634
  Net decrease (increase) to inventories              (533)      4,583
  Net (inc) dec to other current and long-term assets  (33)        238
  Net (inc) dec to accounts payable and accrued exp    337        (481)
  Net cash flows from operating activities of
   continuing operations                               377       4,457
  Net cash flows from operating activities of
   discontinued operations                             (93)        778
   Net cash flows from operating activities            284       5,235

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (84)       (325)
  Proceeds from the sale of Rymer Seafood              950          -
  Other                                                 (6)         (6)
   Net cash flows from investing activities
          of discontinued operations                    -           (4)
  Net cash flows from investing activities             860        (335)

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in cash overdraft                            (348)        (20)
  Repayments under line-of-credit facility          (3,485)    (14,279)
  Borrowings under line-of-credit facility           3,275      10,151
  Principal payments on debt                            -           (2)
  Net cash flows from financing activities
   of discontinued operations                           -         (750)
  Net cash flows from financing activities            (558)     (4,900)

Net change in cash and cash equivalents                586           -
Cash and cash  equivalents balance at beg of year       -            -
Cash and cash equivalents bal at end of first qtr    $ 586      $    -
Supplemental cash flow information:
  Interest paid                                      $  20      $  217
  Income taxes paid, net of refunds                  $   4      $    5

See accompanying notes.

                  RYMER FOODS INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 26, 1996.

     The  accompanying  condensed   consolidated  financial   statements
     reflect the operations of the Company's Rymer Seafood subsidiary as a discontinued operation for accounting purposes.

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

     In the first quarter of 1997, the Company reported a decrease in net sales from continuing operations as compared to the first quarter of 1996 of 31% principally due to the loss of certain major customers. In 1996, the Company reported a net loss from continuing operations of $7.1 million, the fourth loss from continuing operations before extraordinary item in the last five years. At January 25, 1997, the Company had a stockholders' deficit of $16.8 million.

     Additionally, based on current forecasts, the Company does not expect to have sufficient available cash in fiscal 1997 to make the June 15, 1997 11% Senior Notes interest payment. This will result in an event of default at which time the Senior Notes will become due and payable. The Company does not expect to have the funds available to repay the Senior Notes.

     These  conditions  raise  substantial  doubt  about  the  Company's ability to continue operating as a going concern. The 1997 condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   INVENTORIES
     Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at January 25, 1997 and October 26, 1996 was (in thousands):


                         January 25, 1997          October 26, 1996

         Raw material          $ 2,253                 $ 1,619
        Finished goods           1,552                   1,653
             Total             $ 3,805                 $ 3,272




     4. BORROWINGS
     Long-term debt consists of the following (in thousands):


                                                January 25,       October 26,
                                                   1997               1996
          Banks, with interest of 1 1/2%
           over prime in 1996 and 1997          $   -              $    210
           Senior Notes due December 15, 2000,
           with interest at 11% in 1997
           and at 18% in 1996                     23,483             21,544
          Other                                       70                 70
                                                  23,553             21,824
          Less amounts classified as current      23,483             21,754
                                                 $    70            $    70

     The prime rate applicable to the Company's outstanding bank notes payable was 8.25% at both January 25, 1997 and October 26, 1996.

     LaSalle has proposed to extend the current LaSalle Credit Agreement to July 31, 1997 from the original termination date of April 7, 1997. In addition, LaSalle has proposed to reduce the credit facility from $5 million to $4 million based on borrowing base availability calculations. These events are subject to approval from LaSalle's loan committee.

     The Company's Rymer Meat subsidiary had total lines of credit available of $1.9 million at January 25, 1997 and $2.6 million at October 26, 1996, of which $1.9 million and $2.4 million, respectively, was unused.

     The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries. During the quarter ended January 25, 1997, the Company was in violation of certain covenants. LaSalle has agreed to waive those covenants as of January 25, 1997. The company also expects to be in violation of its covenants with LaSalle during the second quarter. LaSalle may continue to waive such covenants on a month-to-month basis.

     Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.

     The Senior Notes were issued pursuant to the Indenture between the Company and Continental Stock Transfer & Trust Company, as trustee (the Indenture). The Senior Notes bear interest at 11% payable semi-annually in arrears on June 15 and December 15. Through December 15, 1996, the Company was able to issue additional Senior Notes in payment of interest to the extent that the Company lacks sufficient available cash (as defined in the Indenture) to pay the interest in cash. For interest paid by the issuance of additional Senior Notes from June 15, 1993 through December 15, 1996, the interest rate was increased to 18% per annum.

     The following table summarizes activity of the Company's Senior Notes (in thousands):

        Senior Notes originally issued in connection
         with the 1993 Restructuring                             $19,977
        Interest payment-in-kind on June 15, 1993                  1,456
        Mandatory redemptions:
          June 1994                                               (1,050)
          December 1994                                           (2,250)
        Interest payment-in-kind on December 15, 1995              1,632
        Interest payment-in-kind on June 15, 1996                  1,779
        Interest payment-in-kind on December 15, 1996              1,939
        Senior Note principal outstanding at October 26, 1996    $23,483


     Based on current forecasts, the Company does not expect to have sufficient available cash in fiscal 1997 to make the June 15, 1997 11% Senior Notes interest payment. This will result in an event of default at which time the Senior Notes will become due and payable.
      Therefore,  the Senior  Notes have  been classified  as a  current liability on the January 25, 1997 and October 26, 1996 balance sheets. The Company plans to restructure its 11% Senior Notes in an effort to improve its liquidity. There can be no assurances that such a restructuring will occur.

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", the Company has estimated the fair value of its bank debt using interest rates that are similar to those that are currently available for issuance of debt with similar credit risk, terms and maturities. The fair value of the Company's Senior Notes is estimated based on recent transactions. The estimated fair value of the Company's Senior Notes at January 25, 1997 was 40% of the face amount of the Senior Notes or approximately $9.4 million.

     At January 25, 1997, aggregate maturities of borrowings are as follows (in thousands):
                                 1997         $23,483
                                 1998              70
             Total long-term borrowing        $23,553

5.   INCOME TAXES
     The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $38.6 million at January 25, 1997 and October 26, 1996. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.


                 RYMER FOODS INC. AND SUBSIDIARIES


Cautionary Statement

The statements in this Form 10-Q, included in this Management's Discussion and Analysis, that are forward looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the operations and financial condition of the Company. Forward looking statements contained in this Form 10-Q included in this Managements Discussion and Analysis, involve numerous risks and uncertainties that could cause actual results to differ materially including, but not limited to, the effect of changing economic conditions, business conditions and growth in the meat industry, the Company's ability to maintain its lending arrangements, or if necessary, access external sources of capital, implementing current restructuring plans and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial condition may be adversely impacted by various factors including, primarily, the level of the Company's sales. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Form 10-Q. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On March 4, 1997, the Board of Directors of Rymer Foods Inc. approved a plan that involves the exchange of existing long term debt for equity. The Company expects to file an S-4 registration statement with the
Securities and Exchange Commission (SEC) by March 14, 1997. Upon SEC review and comment, the plan will be submitted to shareholders and noteholders for their approval. The debt for equity recapitalization calls for approval by holders of the majority of the Company's outstanding common stock for the restructuring and issuance of new shares of common stock. The new stock will be used to retire at least 95% of the Company's Senior Notes, which is its only long term debt. After giving effect to a 25 to 1 reverse stock split and the Senior Notes Restructuring, it is estimated that there will be approximately
4.3 million common shares outstanding. Approval of the plan will likely result in a dilution of the current shareholders' equity by 90%. If approved, holders of the Company's 11% Senior Notes due 2000 will be issued a yet-to-be determined number of shares of the Company's new common stock for each $1,000 of principal and accrued interest to date. The annual meeting, originally scheduled for April 16, 1997, will be rescheduled when the registration statement becomes effective. The exchange of these notes will eliminate 95% of all long term debt from the Company's capital structure, a move the Company believes is necessary to ensure the Company's long term viability.

General

The Company's consolidated results from operations are generated by its meat processing operation.

First Quarter of 1997 versus First Quarter of 1996

Consolidated sales for the first quarter of 1997 of $8.3 million decreased from the first quarter of 1996 by $3.7 million or 31%. Sales decreased primarily due to lower prices, sales volume and changes in the sales mix and customer base.

As compared to 1996, consolidated cost of sales decreased by $4.4 million or 36.9% while total gross profit was $703,000. As a percentage of sales, the gross margin increased to 8.5% as compared to (0.2%) in 1996.

Gross profit increased compared to 1996 by $.7 million mainly due to operational efficiency improvements. The Company's hourly work force has declined by approximately 3% at the end of the first quarter of 1997 versus 1996.

Selling, general and administrative expenses decreased by $267,000 or 20.2% in 1997 as compared to 1996. Administrative expenses decreased by $117,000. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the decrease. Selling expenses decreased by $150,000 primarily due to reduced salary expenses due to decreases in personnel.

The Company's common stock  was suspended from trading  on the New  York
Stock Exchange on February 19, 1997. It is anticipated that the NYSE will not permit further trading of Rymer common stock and will take steps to delist Rymer from NYSE trading privileges. Rymer stock currently trades in the over-the-counter Bulletin Board market under the symbol RYMR.

Interest Expense

Interest expense decreased by $131,000 or 13% as compared to 1996. This decrease is due to repayments under the LaSalle line of credit such that by January 25, 1997, the Company had no loan balance outstanding with LaSalle. The Company, as permitted by the terms of its 11% Senior Notes due December 15, 2000, elected to make its December 15, 1996 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, the Company is accruing Senior Note interest at the 11% rate after December 15, 1996.

Other Income

The Company earned other income in 1997 of $10,000 consisting primarily of interest income. The Company earned other income of $6,000 in 1996 which was comprised primarily of interest income.

Income Taxes

In both 1997 and 1996, no provision for income taxes was recorded due to the loss from operations.

Liquidity and Capital Resources

The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

LaSalle has proposed to extend the  current LaSalle Credit Agreement  to
July 31, 1997 from the original termination  date of April 7, 1997.   In
addition, LaSalle has proposed to reduce the credit facility from $5 million to $4 million based on borrowing base availability calculations. These events are subject to approval from LaSalle's loan committee. During the quarter ended January 25, 1997, the Company was in violation of certain covenants. LaSalle has agreed to waive those covenants as of January 25, 1997, and may continue to waive such covenants on a month-to-month basis. However, there can be no assurance that LaSalle will issue such waivers.

As permitted by the terms of its 11% Senior Notes, the December 15, 1996 interest payment was made by issuing additional Senior Notes in a principal amount equal to the interest payment due. The Company is required to make an interest payment on June 15, 1997 of approximately $1.3 million in respect to the Senior Notes. The Company does not expect to have sufficient available cash to make this required interest payment. Failure to make the June 1997 payment within 30 days of the due date constitutes an event of default under the terms of the indenture at which time the 11% Senior Notes will become due and payable. Accordingly, the Senior Notes have been classified as a current liability on the Company's consolidated balance sheet. An event of default under the indenture is an event of default under the
Company's bank agreement with LaSalle also. On March 4, 1997, the Company announced that its directors approved a plan to eliminate the Company's long-term notes through an exchange of existing long-term debt for equity. The debt for equity recapitalization calls for approval by holders of the majority of the Company's outstanding common stock for the restructuring and issuance of new shares of common stock. The new stock will be used to retire at least 95% of the Company's Senior Notes. Approval of the plan will likely result in a dilution of the current shareholders' equity by 90%. After giving effect to the Senior Note restructuring and a reverse stock split, it is estimated that there will be approximately 4.3 million common shares outstanding.

The Company  had a  net working  deficit at  January 25,  1997 of  $19.3 million which is principally due to the 11% Senior Notes being classified as a current liability.

As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

The Company had total lines of credit available of $1.9 million at January 25, 1997 and $2.6 million at October 26, 1996, of which $1.9 million and $2.4 million, respectively, was unused.

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

   20          Other Documents or Statements to Security Holders-
               Senior Note Restructuring News Release

          Exhibits incorporated by reference:

   13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 26, 1996(Incorporated by reference).

               Amended Annual Report on Form 10-K/A of Rymer Foods Inc. for the fiscal year ended October 26, 1996, amended February 28,1997 (incorporated by reference).

   21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22 to the Annual Report of Form 10-K of Rymer Foods Inc. for the fiscal year ended
               October 26, 1996.)

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



 Date:  March 11, 1997