Form 10-Q
period 1997-04-26
RYMER FOODS INC
filed 1997-06-10
CIK 56871

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

        (Mark One)
        [  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                  SECURITIES
                                             EXCHANGE ACT OF 1934

        For the quarterly period ended                         April 26, 1997


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

                               Yes   X        No

        Registrant had 10,754,093 shares of common stock outstanding as of May 21, 1997.

                         PART I - FINANCIAL INFORMATION
                                     (Unaudited)
        ITEM 1.  Financial Statements

                          RYMER FOODS INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets

                                                        April 26,    October 26,

                                                           1997         1996
                                                              (in thousands)
                          ASSETS

        Current Assets:
          Cash and cash equivalents                        $    199      $  -
          Receivables, net                                    1,672       2,729
          Inventories                                         3,706       3,272
          Other                                                 384       1,170
             Total Current Assets                             5,961       7,171

        Property, Plant and Equipment:
          Leasehold improvements                              1,790       1,785
          Machinery and equipment                             7,043       6,735
                                                              8,833       8,520
          Less accumulated depreciation & amortization        7,154       6,899
                                                              1,679       1,621
        Other:
          Assets held for sale or lease                       1,150       1,150
          Other                                                 480         621
                                                           $  9,270    $ 10,563

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

        Current Liabilities:
          Current portion of borrowings,
           including amounts to related parties            $ 23,483    $ 21,754
          Accounts payable                                      327         558
          Accrued interest                                      942       1,421
          Accrued liabilities                                 1,371       1,640
             Total Current Liabilities                       26,123      25,373
          Long-term debt                                         70          70

        Deferred Employee Benefits                              707         736
                                                           $ 26,900    $ 26,179
         Commitments and Contingencies
        Stockholders' Deficit:
          Common stock, $1 par - 20,000,000 shares
           authorized; 10,754,093 shares outstanding
           after deducting treasury shares of
           225,024 in 1997 and 1996                          10,754      10,754
          Additional paid-in capital                         44,363      44,363
          Accumulated deficit                               (72,747)    (70,733)
             Total Stockholders' Deficit                    (17,630)    (15,616)
                                                           $  9,270    $ 10,563
        See accompanying notes.

                          RYMER FOODS INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                                     (Unaudited)



                           Thirteen Weeks Ended           Twenty-Six Weeks

                                April 26,   April 27,    April 26,  April 27,

                                   1997       1996          1997       1996

                                           (Restated)               (Restated)
                 (in thousands except per share data)

        Net sales                 $ 9,438    $10,689       $ 17,716  $ 22,668
        Cost of sales               8,383     10,918         15,958    22,917

        Gross profit (loss)         1,055       (229)         1,758      (249)

        Selling, general and
         administrative expenses    1,143      1,189          2,200     2,513

        Operating loss                (88)    (1,418)          (442)   (2,762)

        Interest expense              710      1,051          1,589     2,061
        Other income                   (8)       -              (18)       (6)

        Loss from continuing
         operations                  (790)    (2,469)        (2,013)   (4,817)

        Income from discontinued
         operations                     -        121              -       153

        Net loss                  $  (790)   $(2,348)        $(2,013) $(4,664)

        Per common share data:

         Primary:


          Loss from continuing
           operations              $ (.07)    $ (.23)       $  (.19)  $  (.45)

          Net loss                 $ (.07)    $ (.22)      $   (.19)  $  (.43)

         Fully diluted:
          Loss from continuing
           operations              $ (.07)   $  (.23)      $   (.19) $   (.45)

          Net loss                 $ (.07)   $  (.22)      $   (.19) $   (.43)

        See accompanying notes.

                                                  RYMER FOODS INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                                          (unaudited)



                                                        Twenty-Six Weeks Ended

                                                  April 26, 1997    April 27, 1996

                                                              (Restated)
                                                           (in thousands)
        CASH FLOWS FROM OPERATIONS
          Loss from continuing operations              $ (2,013)        $ (4,817)
          Non-cash adjustments to loss:
            Depreciation and amortization                   344              521
            Amortization of other assets                     58              100
            Provision for bad debts                          60              166
          Payment-in-kind interest on Senior Notes          523            1,730
          Net dec to accounts receivable                    997            1,824
          Net (inc) dec to inventories                     (434)           7,155
          Net (inc) dec to other current and
           long-term assets                                (164)             423
          Net inc (dec) to accounts payable and
           accrued expenses                                 936           (1,754)
          Net cash flows from operating activities of
           continuing operations                            307            5,348
          Net cash flows from operating activities of
           discontinued operations                         (166)           3,278
           Net cash flows from operating activities         141            8,626

        CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures                             (322)            (405)
          Repayment on Note from the sale of
           Rymer Seafood                                    950               -
          Other                                             (12)             (34)
          Net cash flows from investing activities          616             (439)

        CASH FLOWS FROM FINANCING ACTIVITIES
          Change in cash overdraft                         (348)             (80)
          Repaymts under line-of-credit facility        (13,168)         (60,182)
          Borrowings under line-of-credit facility       12,958           52,156
          Principal payments on debt                         -               (81)
          Net cash flows from financing activities         (558)          (8,187)

        Net change in cash and cash equivalents             199              -
        Cash and cash equivalents at beginning of year       -               -
        Cash and cash equivalents at end of second qtr   $  199        $     -

        Supplemental cash flow information:
          Interest paid                                  $   44         $    316
          Income taxes paid, net of refunds              $   10         $     15

        See accompanying notes.

                        RYMER FOODS INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


       1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 26, 1996.

            The accompanying consolidated financial statements reflect the operations of the Company's Rymer Seafood subsidiary as a discontinued operation for accounting purposes.

            In management's opinion, the consolidated financial statements include all normal recurring adjustments which the Company considers necessary for a fair presentation of the results for the period. Operating results for the fiscal period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

       2.   GOING CONCERN
            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

            In the first half of 1997, the Company reported a decrease in net sales from continuing operations as compared to the first half of 1996 of 22%. In the fiscal year 1996, the Company reported a net loss from continuing operations of $7.1 million, the fourth loss from continuing operations before extraordinary item in the last five years. At April 26, 1997, the Company had a stockholders' deficit of $17.6 million.

            Additionally, based on current forecasts, the Company does not expect to have sufficient available cash in fiscal 1997 to make the June 15, 1997 11% Senior Notes interest payment. This will result in an event of default at which time the Senior Notes will become due and payable. The Company does not expect to have the funds available to repay the Senior Notes.

            These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The 1997 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       3.   INVENTORIES
            Inventories are  stated p rincipally at  the lower  of first-in,
            first-out cost  or market.   The  composition of  inventories at
            April 26, 1997 and October 26, 1996 was (in thousands):



                                  April 26, 1997           October 26, 1996

                Raw material         $ 2,526                    $ 1,619
                Finished goods         1,180                      1,653
                     Total           $ 3,706                    $ 3,272




       4.   BORROWINGS
            Long-term debt consists of the following (in thousands):


                                                    April 26,     October 26,

                                                      1997           1996
               Banks, with interest of 1 1/2%
                over prime in 1996 and 1997$             -          $ 210
               Senior Notes due December 15, 2000,
                with interest at 11% in 1997
                and at 18% in 1996                      23,483     21,544
               Other                                        70         70
                                                        23,553     21,824
                 Less amounts classified as current    23,483      21,754
                                                      $    70     $    70

            The prime rate applicable to the Company's outstanding bank note payable was 8.25% at October 26, 1996.

            LaSalle has extended the current LaSalle Credit Agreement to July 31, 1997 from the original termination date of April 7, 1997. In addition, LaSalle has reduced the credit facility from a maximum of $5 million to $4 million. The line of credit is based on borrowing base availability calculations. The line of credit available under this agreement was $2.1 million at April 26, 1997 and $2.6 million, of which $2.4 million was unused, at October 26, 1996.

            The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries. During the quarter ended April 26, 1997, the Company was in violation of certain covenants. LaSalle has agreed to waive those covenants as of April 26, 1997. The Company also expects to be in violation of certain of its covenants with LaSalle during the third quarter. LaSalle may continue to waive such covenants on a month-to-month basis. However, there can be no assurance that LaSalle will continue to issue such waivers.

            Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under the bank agreement.

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

            The following table summarizes activity of the Company's Senior Notes (in thousands):

                Senior Notes originally issued in connection
                 with the 1993 Restructuring                   $19,977
                Interest payment-in-kind on June 15, 1993        1,456
                Mandatory redemptions:
                  June 1994                                     (1,050)
                  December 1994                                 (2,250)
                Interest payment-in-kind on December 15, 1995    1,632
                Interest payment-in-kind on June 15, 1996        1,779
                Interest payment-in-kind on December 15, 1996    1,939
                Senior Note principal
                 outstanding at April 26, 1997                 $23,483



            Based on current forecasts, the Company does not expect to have sufficient available cash in fiscal 1997 to make the June 15, 1997 11% Senior Notes interest payment. This will result in an event of default at which time the Senior Notes will become due and payable. Therefore, the Senior Notes have been classified as a current liability on the April 26, 1997 and October 26, 1996 balance sheets. The Company plans to restructure its 11% Senior Notes in an effort to improve its liquidity. There can be no assurances that such a restructuring will occur.

            In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", the Company has estimated the fair value of its bank debt using interest rates that are similar to those that are currently available for issuance of debt with similar credit risk, terms and maturities. The fair value of the Company's Senior Notes is estimated based on recent transactions. The estimated fair value of the Company's Senior Notes at April 26, 1997 was 40% of the face amount of the Senior Notes or approximately $9.4 million.

       5.   INCOME TAXES
            The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $38.6 million at April 26, 1997 and October 26, 1996. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.




                           RYMER FOODS INC. AND SUBSIDIARIES


          Cautionary Statement

          The statements in this Form 10-Q, included in this Management's Discussion and Analysis, that are forward looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the operations and financial condition of the Company. Forward looking statements contained in this Form 10-Q included in this Management's Discussion and Analysis, involve numerous risks and uncertainties that could cause actual results to differ materially including, but not limited to, the effect of changing economic conditions, business conditions and growth in the meat industry, the Company's ability to maintain its lending arrangements, or if necessary, access external sources of capital, implementing current restructuring plans and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial condition may be adversely impacted by various factors including, primarily, the level of the Company's sales. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Form 10-Q. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          On March 4, 1997, the Board of Directors of Rymer Foods Inc. approved a plan that involves the exchange of existing long term debt for equity. The Company filed an S-4 registration statement for review and comment with the Securities and Exchange Commission
          (SEC) on March 18, 1997. The plan has been submitted to shareholders and noteholders for their approval at the annual meeting. The debt for equity recapitalization calls for approval by holders of the majority of the Company's outstanding common stock for the restructuring and issuance of new shares of common stock. The new stock will be used to retire at least 95% of the Company's Senior Notes, which is its principal long term debt. After giving effect to a 25 to 1 reverse stock split and the Senior Notes Restructuring, it is estimated that there will be approximately 4.1 million common shares outstanding. Approval of the plan will likely result in a dilution of the current shareholders' equity by 90%. If approved, holders of the Company's 11% Senior Notes due in 2000 will be issued a yet-to-be determined number of shares of the Company's new common stock for each $1,000 of principal and accrued interest to date. The annual meeting, originally scheduled for April 16, 1997, has been rescheduled to July 8, 1997. If the restructuring is successful, the exchange of these notes will eliminate at least 95% of all long term debt from the Company's capital structure, a move the Company believes is necessary to ensure the Company's long term viability.

          General

          The Company's consolidated results from operations are generated by its meat processing operation.

          First Half of 1997 versus First Half of 1996

          Consolidated sales for the first half of 1997 of $17.8 million decreased from the first half of 1996 by $5.0 million or 22%. Sales decreased primarily due to lower sales volume and changes in the sales mix and customer base. The decrease was mainly in the low margin market segments which the Company has de-emphasized in 1997.

          As compared to 1996, consolidated cost of sales decreased by $7.0 million or 30.4% while total gross profit was $1,758,000. As a percentage of sales, the gross margin increased to 9.9% as compared to (1.1%) in 1996. Gross profit increased mainly due to operational efficiency improvements. The Company's hourly work force has declined by approximately 11.7% at the end of the first half of 1997 versus 1996.

          Selling, general and administrative expenses decreased by $313,000 or 12.5% in 1997 as compared to 1996. Administrative expenses decreased by $215,000. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the decrease. Selling expenses decreased by $98,000 primarily due to reduced salary expenses due to decreases in personnel.

          The Company's common stock was suspended from trading on the New York Stock Exchange on February 19, 1997. Rymer stock currently trades in the over-the-counter Bulletin Board market under the symbol RYMR.

          Interest Expense

          Interest expense decreased by $472,000 or 23% as compared to 1996. This decrease is due to repayments under the LaSalle line of credit such that by April 26, 1997, the Company had no loan balance outstanding with LaSalle and reduction of the interest rate on the Senior Notes from 18% to 11%. The Company, as permitted by the terms of its 11% Senior Notes due December 15, 2000, elected to make its December 15, 1996 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, the Company is accruing Senior Note interest at the 11% rate after December 15, 1996.

          Other Income

          The Company earned other income in 1997 and 1996 of $18,000 and $6,000, respectively, consisting primarily of interest income.

          Income Taxes

          In both 1997 and 1996, no provision for income taxes was recorded due to the loss from continuing operations.

          Second Quarter of 1997 versus Second Quarter of 1996

          Consolidated sales for the second quarter of 1997 of $9.4 million decreased from the second quarter of 1996 by $1.3 million or 12%. Sales decreased primarily due to reduced sales volume caused by increased competition.

          The Company experienced  a decline in  unit sales of  approximately
          23%  primarily  due   to  increased   competition.    The   Company
          experienced an increase of 14.2% in the average selling price.

          As compared to 1996, consolidated cost of sales decreased by $2.5 million or 23.2% while total gross profit was $1,055,000. As a percentage of sales, the gross margin increased to 11.2% as compared to (2.1%) in 1996.

          Gross profit increased compared to 1996 primarily due to a decrease in cost of goods sold. Factory expenses declined by 12% due to decreases in maintenance and depreciation expense. Warehouse expenses decreased due to a reduction in employees. The hourly work force has declined by 13% at the end of the second quarter of 1997 versus 1996.

          Selling, general and administrative expenses decreased by $.5 million or 3.9% as compared to 1996. Administrative expenses decreased by $1.0 million. Selling expenses increased by $0.5 million.

          Interest Expense

          Interest expense decreased by $341,000 or 32.4% as compared to 1996. This decrease is due to repayments under the LaSalle line of credit such that by April 26, 1997, the Company had no loan balance outstanding with LaSalle and reduction of theinterest rate on the Senior Notes from 18% to 11%. The Company, as permitted by the terms of its 11% Senior Notes due December 15, 2000, elected to make its December 15, 1996 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest interest payment due. According to the Senior Note Indenture, the Company is accruing Senior Note interest at the 11% rate after December 15, 1996.

          Other Income

          The Company earned other income of $8,000 in the second quarter of 1997 which was comprised primarily of interest income.

          Income Taxes

          In both 1997 and 1996, no provision for income taxes was recorded due to the loss from continuing operations.

          Liquidity and Capital Resources

          The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

          LaSalle has extended the current LaSalle Credit Agreement to July 31, 1997 from the original termination date of April 7, 1997. In addition, LaSalle has reduced the credit facility from $5 million to $4 million based on borrowing base availability calculations. During the quarter ended April 26, 1997, the Company was in violation of certain covenants. LaSalle has agreed to waive those covenants as of April 26, 1997, and may continue to waive such covenants on a month-to-month basis. However, there can be no assurance that LaSalle will continue to issue such waivers.

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

          The Company had total lines of credit available of $2.1 million at April 26, 1997 and $2.6 million at October 26, 1996, of which $2.1 million and $2.4 million, respectively, was unused.

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

          Impact of Recent Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact that adoption of FAS 128 will have on the financial statements.

          In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (FAS 129). FAS 129 establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. The Company does not anticipate any impact from this pronouncement as it is currently complying with the disclosure requirements.

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

            Exhibits incorporated by reference:

             13.1            Annual Report  on Form 10-K  of Rymer Foods
                Inc. for the fiscal year ended  October 26, 1996
                (incorporated by reference).

                   Amended Annual Report on  Form 10-K/A of Rymer  Foods Inc.
           for the fiscal year ended                        October 26, 1996,
           amended February 28, 1997 (incorporated by reference).

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


           Date:  June 10, 1997