Form 10-Q
period 1997-07-26
RYMER FOODS INC
filed 1997-09-10
CIK 56871

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)
     [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
               SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended      July 26, 1997
                                   OR

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

                            Yes   X        No

Registrant had 10,754,093 shares of common stock outstanding as of September 3,1997.

                                PART I - FINANCIAL INFORMATION
                                          (Unaudited)
     ITEM 1.  Financial Statements

                                                RYMER FOODS INC. AND SUBSIDIARIES
                                                  Consolidated Balance Sheets

                                                        July 26,             October 26,

                                                          1997                  1996

                                                                (in thousands)

                         ASSETS

     Current Assets:
       Receivables, net                                $  1,627               $  2,729
       Inventories                                        4,596                  3,272
       Other                                                272                  1,170
          Total Current Assets                            6,495                  7,171

     Property, Plant and Equipment:
       Leasehold improvements                             1,796                  1,785
       Machinery and equipment                            7,171                  6,735
                                                          8,967                  8,520
       Less accum. depreciation and amortization          7,277                  6,899
                                                          1,690                  1,621
     Other:
       Assets held for sale or lease                      1,150                  1,150
       Other                                                450                    621
                                                        $ 9,785               $ 10,563

               LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current Liabilities:
       Current portion of borrowings                   $ 25,176               $ 21,754
       Accounts payable                                     339                    558
       Accrued interest                                   1,583                  1,421
       Accrued liabilities                                1,523                  1,640
          Total Current Liabilities                      28,621                 25,373
       Long-term debt                                        70                     70

     Deferred Employee Benefits                             691                    736
                                                       $ 29,382               $ 26,179
     Commitments and Contingencies
     Stockholders' Deficit:
       Common stock, $1 par - 20,000,000 shares
        authorized; 10,754,093 shares outstanding
        after deducting treasury shares of
        225,024 in 1997 and 1996                         10,754                 10,754
       Additional paid-in capital                        44,363                 44,363
       Accumulated deficit                              (74,714)               (70,733)
          Total Stockholders' Deficit                   (19,597)               (15,616)
                                                       $  9,785               $ 10,563
     See accompanying notes.

                                RYMER FOODS INC. AND SUBSIDIARIES
                             Consolidated Statements of Operations
                                          (Unaudited)


                                                    Thirteen Weeks Ended           Thirty-Nine Weeks Ended


                                                July 26,       July 27,         July 26,         July 27,

                                                  1997           1996             1997         1996

                                                              (Restated)                  (Restated)

                                                         (in thousands except per share data)


             Net sales                          $ 8,295      $10,301         $ 26,011     $ 32,969
             Cost of sales                        7,849        9,310           23,807       32,227

             Gross profit                           446          991            2,204          742

             Selling, general and
               administrative expenses            1,047        1,300            3,247        3,813

             Restructuring costs                    672           -               672           -

             Operating loss                      (1,273)        (309)          (1,715)      (3,071)

             Interest expense                       695        1,016            2,284        3,077
             Other income                           -             (4)             (18)         (10)

             Loss from continuing operations     (1,968)      (1,321)          (3,981)      (6,138)

             Income from discontinued operations    -             35               -           188

             Net loss                           $(1,968)     $(1,286)        $ (3,981)    $ (5,950)

             Per common share data:

              Primary:
               Loss from continuing operations  $  (.18)     $  (.12)        $   (.37)     $  (.57)

               Net loss                         $  (.18)     $  (.12)       $    (.37)     $   (.55)

              Fully diluted:
               Loss from continuing operations  $  (.18)     $  (.12)       $    (.37)     $   (.57)

               Net loss                         $  (.18)     $  (.12)       $    (.37)     $   (.55)

             See accompanying notes.

                               RYMER FOODS INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                          (unaudited)

                                             Thirty-Nine Weeks Ended

                                          July 26, 1997     July 27, 1996

                                                                (Restated)

                                                    (in thousands)
             CASH FLOWS FROM OPERATIONS
               Loss from continuing operations                                   $ (3,981) $ (6,138)
               Non-cash adjustments to loss:
                 Depreciation and amortization                                        498       930
                 Amortization of other assets                                          58       106
                 Provision for bad debts                                               90       166
               Payment-in-kind interest on Senior Notes                               523     3,411
               Net decrease to accounts receivable                                  1,012     1,886
               Net (increase) decrease to inventories                              (1,324)    8,268
              Net (increase) decrease to other current and long-term assets           (52)      268
             Net increase (decrease) to accounts payable and accrued expenses       1,629    (2,079)
               Net cash flows from operating activities of
                continuing operations                                              (1,547)   6,818
               Net cash flows from operating activities of
                discontinued operations                                              (184)    3,881
                 Net cash flows from operating activities                          (1,731)   10,699

             CASH FLOWS FROM INVESTING ACTIVITIES
               Capital expenditures                                                  (456)     (434)
               Repayment on Note from the sale of Rymer Seafood                       950        -
               Other                                                                  (20)      (33)
                 Net cash flows from investing activities                             474      (467)

             CASH FLOWS FROM FINANCING ACTIVITIES
               Change in cash overdraft                                              (226)       12
               Repayments under line-of-credit facility                            23,244    31,527
               Borrowings under line-of-credit facility                           (21,761)  (37,297)
               Principal payments on debt                                              -       (598)
               Net cash flows from financing activities of
                continuing operations                                               1,257    (6,356)
               Net cash flows from financing activities of
                discontinued operations                                                -     (3,876)
                 Net cash flows from financing activities                           1,257   (10,232)

             Net change in cash and cash equivalents                                   -         -
             Cash and cash equivalents at beginning of year                            -         -

             Cash and cash equivalents at end of third quarter                  $      -   $     -

             Supplemental cash flow information:
               Interest paid                                                    $      79  $    420
               Income taxes paid, net of refunds                                $      10  $     15

             See accompanying notes.

                               RYMER FOODS INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements


   1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1996.

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

   2.   GOING CONCERN
        The accompanying consolidated financial statements for Rymer Foods Inc. and subsidiaries (the "Company") have been prepared assuming the Company will continue as a going concern.

        In the first three quarters of 1997, the Company reported a decrease in net sales from continuing operations as compared to the first three quarters of 1996 of 21%. In the fiscal year 1996, the Company reported a net loss from continuing operations of $7.1 million, the fourth loss from continuing operations before extraordinary items in the last five years. For the thirty-nine weeks ended July 26, 1997, the Company had a loss from continuing operations of approximately $4.0 million. At July 26, 1997, the Company had a stockholders' deficit of $19.6 million.

        These  conditions  raise  substantial  doubt  about  the  Company's ability to continue operating as a going concern. The 1997 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   3.   INVENTORIES
        Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at July 26, 1997 and October 26, 1996 was (in thousands):



                                             July 26, 1997   October 26,

                     Raw material                 $ 2,974      $ 1,619
                     Finished goods                 1,622        1,653
                          Total                   $ 4,596      $ 3,272

   4.   BORROWINGS
        Long-term debt consists of the following (in thousands):


                                                         July 26,    Oct 26,
                                                          1997         1996
                Banks, with interest of 1 1/2%
                 over prime in 1997 and 1996           $  1,693     $  210
                Senior Notes due December 15, 2000,
                 with interest at 11% in 1997
                 and at 18% in 1996                      23,483     21,544
                Other                                        70         70
                                                         25,246     21,824

                    Less amounts classified as current   25,176     21,754

                                                          $  70     $   70
        The prime rate applicable to the Company's outstanding bank note payable was 8.25% at July 26, 1997 and October 26, 1996.

        On August 29, 1997, LaSalle National Bank (LaSalle) extended the current LaSalle credit agreement from its original termination date of August 31, 1997 to April 30, 1998. This extension was based on the fact that Rymer Foods Inc. obtained a confirmation order of its Chapter 11 bankruptcy allowing it to proceed with its senior note restructuring. The LaSalle credit agreement provides the Company with a credit facility of up to $4.0 million. The line of credit available under this agreement was $2.6 million at July 26, 1997 and October 26, 1996, of which $0.9 million and $2.4 million, respectively, was unused.

        The LaSalle credit agreement contains certain restrictive covenants which, among other things, limit the amount of indebtedness that can be incurred by the Company and require the maintenance of certain financial ratios. During the quarter ended July 26, 1997, the Company was in default under certain covenants. LaSalle has waived those defaults as of July 26, 1997.

        Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under the LaSalle credit agreement.

        The Senior Notes were issued pursuant to the Indenture between the Company and Continental Stock Transfer & Trust Company, as trustee (the Indenture). The Senior Notes bear interest at 11% payable semi-annually in arrears on June 15 and December 15. Through December 15, 1996, the Company was able to issue additional Senior Notes in payment of interest to the extent that the Company lacked sufficient available cash (as defined in the Indenture) to pay the interest in cash. For interest paid by the issuance of additional Senior Notes from June 15, 1993 through December 15, 1996, the interest rate was increased to 18% per annum.

        The following table summarizes activity of the Company's Senior Notes (in thousands):

                Senior Notes originally issued in connection
                 with the 1993 Restructuring                        $19,977
                Interest payment-in-kind on June 15, 1993             1,456
                Mandatory redemptions:
                  June 1994                                          (1,050)
                  December 1994                                      (2,250)
                Interest payment-in-kind on December 15, 1995         1,632
                Interest payment-in-kind on June 15, 1996             1,779
                Interest payment-in-kind on December 15, 1996         1,939
                Senior Note principal outstanding at July 26, 1997  $23,483


        On August 21, 1997, Rymer Foods Inc.'s prepackaged Chapter 11 plan of reorganization was confirmed by the Bankruptcy Court for the Northern District of Illinois. Under the Prepackaged Plan, Rymer Foods Inc. will implement a 25 into 1 reverse stock split and issue up to 4,300,000 shares of new common stock. All 11% senior notes will be eliminated in exchange for new common stock. Rymer Foods Inc. expects to complete the restructuring and issue the new common stock by the end of September.

         Pursuant to Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company will adopt "fresh start" reporting as of the effective date of the Prepackaged Plan. As a result of adopting fresh start reporting upon emerging from Chapter 11 status, the "new" Company will have no beginning retained earnings or deficit. In future reporting periods, the Company's financial statements will be presented on a different basis than for prior reporting periods and, therefore, will not be comparable with those financial statements prepared before the Plan becomes effective.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      On March 4, 1997, the Board of Directors of the Company approved a Restructuring Plan that involved the exchange of existing long term debt for equity or, in the alternative, a prepackaged bankruptcy. On July 8, 1997, Rymer Foods Inc. announced that its senior note exchange offer did not receive the necessary noteholder and shareholder acceptances to be implemented. However, the Company received the requisite approval of its senior noteholders and shareholders to proceed with its alternative restructuring strategy, the prepackaged Chapter 11 bankruptcy plan.

      Accordingly, on July 8, Rymer Foods Inc. filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Northern District of Illinois.

      On August 21, 1997, the prepackaged Chapter 11 plan of reorganization was confirmed. Under the Prepackaged Plan, Rymer Foods Inc. will implement a 25 into 1 reverse stock split and issue up to 4,300,000 shares of new common stock. All 11% senior notes will be eliminated in exchange for new common stock. The Company expects to complete the restructuring and issue the new common stock by the end of September.

      Pursuant to SOP 90-7, the Company will adopt "fresh start" reporting as of the effective date of the prepackaged Chapter 11 Bankruptcy Plan. As a result of adopting fresh start reporting upon emerging from Chapter 11 status, the "new" Company will have no beginning retained earnings or deficit. In future reporting periods, the Company's financial statements will be presented on a different basis than for prior reporting periods and, therefore, will not be comparable with those financial statements prepared before the Plan becomes effective.

   General
      The Company's consolidated results from operations are generated by its meat processing operation.

   First Three Quarters of 1997 versus First Three Quarters of 1996

      Consolidated sales for the first three quarters of 1997 of $26.0 million decreased from the first three quarters of 1996 by $7.0 million or 21%. Sales decreased primarily due to lower sales volume, changes in the sales mix and customer base and customer concerns regarding the prepackaged Chapter 11 filing by Rymer Foods Inc.

      As compared to 1996, consolidated cost of sales decreased by $8.4 million or 26.1% while total gross profit was $2,204,000. As a percentage of sales, the gross profit increased to 8.5% as compared to 2.3% in 1996. Gross profit increased mainly due to improvements in operational efficiency. The Company's hourly work force has declined by approximately 17.3% at the end of the first three quarters of 1997 versus 1996.

      Selling, general and administrative expenses decreased by $566,000 or 14.9% in 1997 as compared to 1996. Administrative expenses decreased by $481,000. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the decrease. Selling expenses decreased by $85,000 primarily due to reduced salary expenses due to decreases in personnel.

      During the third quarter of 1997, the Company recorded restructuring costs of $672,000 for fees and expenses relating to its Senior Note restructuring plan.

      The Company's common stock was suspended from trading on the New York Stock Exchange on February 19, 1997. Rymer stock currently trades in the over-the-counter Bulletin Board market under the symbol RYMRQ.

   Interest Expense

      Interest expense decreased by $793,000 or 26% as compared to 1996. This decrease is due to lower outstanding loan balances under the LaSalle credit agreement and a reduction of the interest rate on the
      Senior Notes from  18% to  11%.   Additionally,  the Company  stopped
      accruing interest on the Senior Notes as of July 8, 1997, the date on which the prepackaged Chapter 11 bankruptcy plan was filed.

   Other Income

      The Company earned other income in 1997 and 1996 of $18,000 and $10,000, respectively, consisting primarily of interest income.

   Income Taxes

      In both 1997 and 1996, no provision for income taxes was recorded due to the loss from continuing operations.

   Third Quarter of 1997 versus Third Quarter of 1996

      Consolidated sales for the third quarter of 1997 of $8.3 million decreased from the third quarter of 1996 by $2.0 million or 20%. Sales decreased primarily due to reduced sales volume caused by increased competition and customer concerns regarding the prepackaged Chapter 11 filing by Rymer Foods Inc. The Company experienced a decline in unit sales of approximately 17% and a decrease of 2.5% in the average selling price.

      As compared to 1996, consolidated cost of sales decreased by $1.5 million or 15.7% while total gross profit was $446,000. As a percentage of sales, the gross profit decreased by 4.2%. Gross profit decreased compared to 1996 primarily due to a decrease in sales. The hourly work force has declined by 17% at the end of the third quarter of 1997 versus 1996.

      Selling, general and administrative expenses decreased by $.3 million or 19.5% as compared to 1996 primarily due to lower administrative expenses.
      During the third quarter of 1997, the Company recorded restructuring costs of $672,000 for fees and expenses relating to its Senior Note restructuring plan.

   Interest Expense

      Interest expense decreased by $321,000 or 31.6% as compared to 1996. This decrease is due to lower outstanding loan balances under the LaSalle credit agreement and a reduction of the interest rate on its Senior Notes from 18% to 11%. The Company, as permitted by the terms of its 11% Senior Notes due December 15, 2000, elected to make its December 15, 1996 interest payment on its Senior Notes by issuing additional Senior Notes in a principal amount equal to the interest payment due. According to the Senior Note Indenture, the Company accrued Senior Note interest at the 11% rate after December 15, 1996 through July 8, 1997.

   Other Income
      The Company earned other income of $4,000 in the third quarter of 1996 which was comprised primarily of interest income.

   Income Taxes

      In both 1997 and 1996, no provision for income taxes was recorded due to the loss from continuing operations.

    Liquidity and Capital Resources

      The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

      On August 29, 1997, LaSalle extended the current LaSalle credit agreement from its original termination date of August 31, 1997 to April 30, 1998. This extension was based on the fact that Rymer Foods Inc. obtained a confirmation of its Chapter 11 bankruptcy order allowing it to proceed with its senior note restructuring. The LaSalle credit agreement provides the Company with a credit facility of up to $4.0 million. During the quarter ended July 26, 1997, the Company was in default under certain financial covenants. LaSalle has waived those defaults as of July 26, 1997.

      As permitted by the terms of its 11% Senior Notes, the December 15, 1996 interest payment was made by issuing additional Senior Notes in a principal amount equal to the interest payment due. The Company was required to make an interest payment on June 15, 1997 of approximately $1.3 million in respect to the Senior Notes. The Senior Notes and related accrued interest will be exchanged for new Common Stock when the Chapter 11 bankruptcy plan becomes effective.

      As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

      The Company had total lines of credit available of $2.6 million at July 26, 1997 and October 26, 1996, of which $.9 million and $2.4 million, respectively, was unused.

      The Company anticipates spending approximately $200,000 for capital expenditures during the fourth quarter of 1997. The expenditures are primarily for planned improvements at the Meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

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

      In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income. This statement, effective for fiscal years beginning after December 15, 1997, would require the company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, Elements of Financial Statements as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

      Also in June 1997, the FASB issued FAS 131, Disclosure about Segments of an Enterprise and Related Information. This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating this pronouncement and will make any segment disclosures as necessary.



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

                (b)  Reports on Form 8-K:

                      The Company filed a curr ent report on Form 8-K dated July 21, 1997 and August 29, 1997 reporting on its financial restructuring plan.

                                RYMER FOODS INC.
                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RYMER FOODS INC.
                                           (Registrant)



                                            By      /s/  Edward M. Hebert
                                                Edward M. Hebert
                                                Sr. V.P., C.F.O. and Treasurer


        Date:  September 9, 1997