Form 10-K
period 1997-10-25
RYMER FOODS INC
filed 1998-01-23
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

               Annual Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                For the Fiscal Year ended October 25, 1997

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

 Title of each class               Name of each exchange on which registered
 Common Stock, $0.04 par value          Over the Counter Bulletin Board

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

                           Yes  X        No


   As of January 9, 1998, 4,300,000 shares of common stock were outstanding, and the aggregate market value of the common shares held by nonaffiliates on that date was approximately $4.4 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for 1998 Annual Meeting of Stockholders (Part III) (to be filed with the Securities and Exchange Commission on or before February 28, 1998). Certain exhibits are incorporated herein by reference. The Index of Exhibits is on Page 31 of this document.

                                  PART I

   Item 1.  Business

   The statements in this report that are forward looking are based upon current expectations and actual results may vary. See "Cautionary Statement" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

   In accordance with the AICPA Statement of Position 90-7, Financial Reporting by entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start reporting as of September 20, 1997. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended September 20, 1997. In addition, the accumulated deficit of the predecessor Company at September 20, 1997, was eliminated, and at September 21, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. In addition, the Company's capital structure was recast in conformity with its approved Plan.

   As a result of the Company adopting fresh-start accounting, reporting for the year ended October 25, 1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997. Because of the application of fresh-start reporting, the financial statements for the periods after reorganization are not comparable in any respect to the financial statements for the periods prior to reorganization.

   General

   Rymer Foods Inc. (Rymer Foods or the Company) through its subsidiary, Rymer Meat Inc. (Rymer Meat), is primarily engaged in the development and production of frozen, pre-seasoned, portion controlled meat entrees. The Company is engaged in the production of such products for restaurants and other foodservice customers and retail sales. Rymer Foods was incorporated under the laws of Delaware in 1969.

   The Company announced on July 8, 1997, that it had received the necessary approvals from its creditors and stockholders for confirmation of a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the Plan). Rymer Foods' operating subsidiary, Rymer Meat, was not a party to the Bankruptcy proceedings. To implement the Plan, on July 8, 1997 the Company commenced a voluntary Chapter 11 case in the United States Bankruptcy Court for the Northern District of Illinois (the Bankruptcy Court) and filed the Plan with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on August 21, 1997 and was consummated on October 6, 1997. Although the consummation date was October 6, 1997, fresh-start reporting was adopted on September 20, 1997. There were no fresh-start adjustments during the period of September 21, 1997 to October 6, 1997.

   Immediately following consummation of the Plan, Senior Noteholders and certain creditors received 80% of the new common stock, existing holders of common stock received 10% of the new common stock, and Rymer senior management received 10% of the new common stock.

   The Company believes that consummation of the Plan strengthened its capital structure and has thereby enhanced its ability to further develop its businesses. Management believes that the Company's future success is dependent in part upon reversing its sales decline, on the containment of operating costs and on maintaining good credit relationships with its lenders. However, there can be no assurance of the success of these initiatives.

   On a combined basis (the one-month period ended October 25, 1997, and the eleven-month period ended September 20, 1997), the Company reported a loss from continuing operations of $4.9 million.

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

   Products, Markets and Distribution

   The Company's principal products are frozen, pre-seasoned, portion controlled meat entrees. Major beef products include commercial and choice cut steaks. The Company also produces other meat products such as specialty ground and breaded products and certain cooked products (e.g., pot roast, meat loaf). The Company engages in the development and production of proprietary "signature" recipes for chain restaurant customers. The Company also offers its customers services such as menu planning, new product development and other marketing services, such as handling and cooking procedures. These programs, products and services are custom-designed for each chain restaurant customer.

   The markets served by the Company include family-style restaurant chains and foodservice distributors. Products are primarily sold through the Company's own marketing staff, as well as through independent brokers and foodservice distributors.

   Raw Materials

   The Company's primary raw material is beef which is available in adequate supply. The Company is not dependent upon any one source for its primary raw material.

   The Company has agreements with certain of its suppliers to purchase raw materials. These agreements extend for up to one year and specify the price and quantity of materials to be purchased. The aggregate commitment for future purchases as of October 25, 1997 was approximately $2.8 million.

   Customers

   The Company's customers consist primarily of family-style restaurants, restaurant chains and foodservice distributors. Sales to three restaurant chains owned by Darden (formerly General Mills) comprised approximately 14% of the Company's revenues from continuing operations in fiscal 1995. During the first quarter of 1996, the Company was informed by Darden that its supply contracts would not be renewed for fiscal 1996.

   Sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 16.7%, 26.0%, and 23.1% of the Company's sales from continuing operations in fiscal 1997, 1996 and 1995, respectively. Franchise rights for both Bonanza and Ponderosa restaurants are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated.

   The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company. The Company is pursuing new sales opportunities. However, there can be no assurance of the success of these sales efforts.

   The Company believes that it has satisfactory ongoing relationships with its current customers. There can be no assurances, however, that such relationships can be preserved, especially if the Company's financial condition and results of operation do not improve.

   The Company has agreements with certain of its customers to sell products over the next year for specified prices. The Company's aggregate commitments under sales agreements at October 25, 1997 approximated $1.0 million.


   Trademarks, Patents and Research Activities

   Rymer Meat sells and markets its products under the "Rymer" trademark
   label.   The  Company  considers  this  trademark  important  in  its marketing efforts.

   Research and development expenses are charged to operations as incurred. Expenditures for the three fiscal years ending October 25, 1997, October 26, 1996, and October 28, 1995 were not material as compared to other operational expenses.

   Competitive Conditions

   The Company's business is highly competitive, with a substantial number of competitors. A large number of companies process and sell meat products to restaurants. Every year new companies are formed and enter the meat industry, some becoming sizeable competitors in a short period of time. Steakhouse sales, which now comprise approximately 16.2% of Rymer Meat sales, continued to decline during fiscal 1997 due to the ongoing consolidation within that segment of the restaurant market along with increasing competitive pressures. The segment of retail sales which represents home delivery sales declined in 1997 to 6.3% of total sales versus 14.6% of total sales in 1996.

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

   Environmental Matters

   The Company believes that it is in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. No significant costs were incurred by the Company to comply with environmental regulations during the three fiscal years ended October 25, 1997, October 26, 1996, and October 28, 1995. The Company has not received notice of, and is not aware of any claims arising under any federal or state environmental laws.

   Employees

   At October 25, 1997, Rymer Foods had approximately 228 employees, of whom approximately 185 were covered by union contracts. On December 19, 1997, the Company laid off 30 employees, 27 of which were union employees.

   Seasonality

   The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter primarily due to consumers' dining preferences.

   Item 2.  Properties

   At October 25, 1997, the principal physical properties of Rymer Foods consisted of the following:

                       Footage   Ownership  Expiration   Facility Use
   Chicago, Illinois   123,000     Leased   Month to     Offices/Production/
                                            Month           Warehouse
   Plant City, Florida  42,000     Owned    Not          Held for sale
                                            Applicable

   The Chicago facility is considered suitable and adequate to meet the needs of the Company. The owned facility is used as collateral for the Company's bank credit agreement. The lease for the Chicago meat
   processing  facility  expired  in  July   1996.    The   Company   has
   subsequently negotiated for revised lease space and lower rental costs.
   However, a new lease has not been  finalized.   Management expects  to
   lease on a month-to-month basis for the time being. See Note 7 to the Consolidated Financial Statements for a summary of the Company's rental expense for leased facilities and for production and office equipment.

   Item 3.  Legal Proceedings

   None

   Item 4.  Submission of Matters to a Vote of Security Holders

   None

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock currently trades under the symbol RFDS. Previously, in fiscal 1997, the Company's stock traded under the symbols RYR (NYSE), RYMR (OTCBB), and RYMRQ (OTCBB). The current symbol (RFDS) is a result of the Company's reorganization and reflects the new common stock issued to previous noteholders and shareholders. The new Common Stock began trading on November 5, 1997 at an opening value of $1.00 per share. The opening trading value reflected the new Common Stock issuance and the 25 to 1 reverse stock split as outlined in the Company's plan of reorganization.

   Share prices for 1997 and 1996 have not been restated to reflect the 25 to 1 reverse stock split. On January 9, 1998, the Company's stock price closed at $1.125 per share.

   The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of the Common Stock. As of January 9, 1998, there were approximately 710 holders of record of Common Stock.

                                       High           Low

             1997
               First Quarter          $ 0.50         $ 0.25
               Second Quarter           0.28           0.01
               Third Quarter            0.10           0.04
               Fourth Quarter           0.09           0.06

             1996
               First Quarter            1.50           0.63
               Second Quarter           1.13           0.56
               Third Quarter            0.94           0.47
               Fourth Quarter           0.69           0.50



   Dividends

   No dividends have been paid on the Common Stock since prior to 1983. The ability of Rymer Foods to pay dividends on the Common Stock is substantially limited by its bank credit agreements. The former Senior Note Indenture also prohibited the payment of dividends on the Common Stock at any time that any of the Senior Notes remained outstanding. The Company does not anticipate that it will be able to pay any dividend on the Common Stock in the foreseeable future.

   Item 6.  Selected Financial Data
   (in thousands, except per share data)


                        Reorganized
                         Company        Predecessor Company
                           One     Eleven
                          Month    Month
                         Period    Period
                          Ended    Ended            Fiscal Years Ended
                        Oct. 25,  Sept. 20,  Oct. 26, Oct. 28, Oct. 29, Oct. 30,
                          1997      1997       1996     1995     1994     1993


Results from continuing
 operations:
 Net sales               $ 2,796  $31,095   $ 44,329 $ 79,920 $106,252 $ 99,644
 (Loss) income from
  continuing operations
  before extraordinary
  item                      (113)  (4,828)    (7,144) (29,620)   1,883  (23,867)
 (Loss) income from
  discontinued operations    -        -         (167)     290      121      777
 (Loss) gain on
  dispositions of
  discontinued operations    -       (566)    (1,853)     -      4,474      261
 Extraordinary gain on
  discharge of debt          -     25,603        -        -        -        -
 Net (loss) income          (113)  20,209     (9,164) (29,330)   6,478  (11,441)

 Working capital (deficit) 2,472  (22,623)   (18,202) (10,524)  16,013   14,108
 Total assets              8,266    9,070     10,563   26,074   51,506   65,627
 Long-term liabilities       -      1,097        806      842   19,994   45,968
 Stockholders'
  equity (deficit)         4,910    5,023    (15,616)  (6,858)  22,464   15,590



Primary per share common
 stock data:
 Loss from
  continuing operations  $ (0.03)     *          *         *       *        *
 Net loss                $ (0.03)     *          *         *       *        *



See Notes 3 and 4 to the Consolidated Financial Statements for information regarding the Company's Restructuring and discontinued operations.

* Earnings per share amount as it relates to the predecessor company is not meaningful due to the reorganization.

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

   In accordance with the AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start reporting as of September 20, 1997. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended September 20, 1997. In addition, the accumulated deficit of the predecessor Company at September 20, 1997, was eliminated, and at September 21, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. In addition, the Company's capital structure was recast in conformity with its approved Plan.

   As a result of the Company's adoption of fresh-start accounting, reporting for the year ended October 25, 1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997. Because of the application of fresh-start reporting, the financial statements for the periods after reorganization are not necessarily comparable to the financial statements for the periods prior to reorganization.

   The Company announced on July 8, 1997, that it had received the necessary approvals from its creditors and stockholders for confirmation of a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the Plan). Rymer Foods' operating subsidiary, Rymer Meat, was not a party to the Bankruptcy proceedings. To implement the Plan, on July 8, 1997 the Company commenced a voluntary Chapter 11 case in the United States Bankruptcy Court for the Northern District of Illinois (the Bankruptcy Court) and filed the Plan with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on August 21, 1997 and became effective on October 6, 1997.

   Fiscal 1997 Compared with Fiscal 1996

   Consolidated sales for 1997 of $33.9 million decreased from 1996 by $10.4 million or 23.5%. Sales volume accounted for approximately 90% of the sales decrease with lower prices and changes in the sales mix accounting for the remaining 10% decrease.

   Sales decreased primarily due to reduced unit sales to certain national restaurant chains. This decrease was primarily due to reduced sales volume due to increasing competition. National restaurant chain sales declined 15.8% versus 1996.

   As compared to 1996, consolidated cost of sales decreased by $11.6 million or 27.4% while total gross profit increased by $1.2 million or 65.7%. As a percentage of sales, the consolidated gross margin increased to 8.9% of net sales as compared to 4.1% of net sales in 1996. Gross profit increased compared to 1996 primarily due to improvements in operational efficiencies.

   Selling, general and administrative expenses decreased by $0.8 million or 17.1%. Selling expenses of $1.6 million remained the same as 1996. Administrative expenses decreased by $0.8 million primarily due to administrative headcount reductions.

   Interest Expense

   Interest expense decreased by $1.9 million or 44.4% as compared to 1996. The decrease was primarily due to decreased interest expense on the Company's 11% Senior Notes. As permitted by the Company's Prepackaged Bankruptcy Plan, Senior Note interest no longer accrued effective upon the filing of the Company's Chapter 11 petition on July 8, 1997.

   Discontinued Operations

   On October 16, 1997, the Company entered into an agreement to sell its Plant City, Florida facility, an asset remaining from the discontinued Rymer Chicken operation which was disposed of in 1993. The agreement requires a purchase price of $800,000. The terms of the sale are as follows: 35% cash down payment, balance to be paid over a five-year period. The sale is expected to close in the second fiscal quarter of 1998. As a result of the pending sale of the facility, a $566,000 loss was incurred in the eleven month period ended September 20, 1997. This charge is included as a loss from disposition of discontinued operations in the Company's consolidated statement of operations. The loss is primarily attributable to a write-down of the facility's book value to the sales price plus estimated expenses to repair the facility.

   Restructuring Charge

   On July 8, 1997, the Company announced that it had received the necessary approvals from its creditors and stockholders for confirmation of a prepackaged plan under Chapter 11 of the Bankruptcy Code. As a result of the Company's restructuring, the Company incurred $1.6 million in restructuring costs. These costs included legal fees, financial advisor costs, and other fees and expenses to consummate the Bankruptcy Plan.

   Income Taxes

   In 1997, no provision for income taxes was recorded due to the Company's loss.

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

   In December 1996, the Company had an independent appraisal performed of its Plant City, Florida facility, an asset remaining from the discontinued Rymer Chicken operation which was disposed of in December 1993. As a result of the appraisal, the carrying value of the facility and land was written down by $450,000 to the appraised value of approximately $1.2 million. The $450,000 writedown is included as a loss from discontinued operations in the Company's consolidated statement of operations. In January 1996, the Company entered into a preliminary agreement to lease the Plant City facility for a period of ten years. The preliminary lease agreement was cancelled in June 1996. As a result, the facility had been available for sale or lease.

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

   In conjunction with its bankruptcy filing, the Company, on August 29, 1997, entered into a revised loan agreement with LaSalle. The revised agreement provides a credit facility of up to $4 million for the Company through April 1998 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 25, 1997. At October 25, 1997, the Company had a bank loan of $1.4 million outstanding under its line of credit with LaSalle. Subsequent to year-end, the Company was in violation of certain loan covenants with LaSalle. LaSalle has agreed to waive such covenants. The Company may continue to be in violation of certain loan covenants in the future also. While the Company believes that LaSalle will waive those covenants going forward, there can be no assurances in that regard. The Company was in compliance with its loan covenants as of October 25, 1997. The Company's current loan agreement expires on April 30, 1998. If the loan agreement should not be renewed, the Company will need to seek alternate financing.

   Previously, in conjunction with its sale of Rymer Seafood, the Company, on August 28, 1996, had entered into a revised loan agreement with LaSalle. The revised agreement provided a credit facility of up to $5 million for the Company through April 1997 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 27, 1996. At October 26, 1996, the Company had a bank loan of $211,000 outstanding under its line of credit with LaSalle.

   As permitted by the terms of its 11% Senior Notes, the December 15, 1996 interest payment was made by issuing additional Senior Notes in a principal amount equal to the interest payment due. The Company was also required to make an interest payment on June 15, 1997 of approximately $1.3 million in respect to the Senior Notes. As part of the Company's restructuring, its 11% Senior Notes were converted into equity.

   As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

   The Company had working capital of $2.5 million at October 25, 1997 and a net working deficit at October 26, 1996 of $18.2 million which was principally due to the 11% Senior Notes being classified as a current liability.

   The Company had total  lines of credit  available based on  borrowing base calculations of $2.4 million at October 25, 1997 and $2.6 million at October 26, 1996, of which $1.0 million and $2.4 million, respectively, was unused.

   The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements was approximately $2.8 million at October 25, 1997. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $1.0 million as of October 25, 1997.

   The Company anticipates spending approximately $600,000 for capital expenditures in 1998. The expenditures are primarily for planned improvements. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

   The Company's main computer system and software are not currently Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, invoices or other similar normal business activities.

   Based on a recent assessment, the Company has determined that it will need to modify a significant portion of its software so that its computer system will properly utilize data beyond December 31, 1999. The Company plans on completing its Year 2000 modifications by the end of its third quarter of fiscal 1998 utilizing internal resources for all program changes. As a result, the Company does not anticipate any material costs to complete its Year 2000 program modifications.

   There can be no assurances that this time frame will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

   Seasonality

   The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

   Impact of Inflation

   Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.

   Fourth Quarter Adjustments

   1997
   On October 16, 1997, the Company entered into an agreement to sell its Plant City, Florida facility. As a result of the pending sale, a $566,000 loss was incurred. This charge is included as a loss from disposition of discontinued operations in the Company's consolidated statement of operations. The loss is primarily attributable to a write-down of the facility's book value to the agreed contract price plus estimated expenses to repair the facility.

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

   Item 8.  Financial Statements and Supplementary Data

   Index to Consolidated Financial Statements and Supplementary
    Financial Data

                                                                   Pages

   Reports of Independent Accountants                             13-14

   Financial Statements:

     Consolidated Statements of Operations for the fiscal years
     ended October 25, 1997, October 26, 1996 and October 28, 1995   15

     Consolidated Balance Sheets as of October 25, 1997 and
     October 26, 1996                                                16

     Consolidated Statements of Cash Flows for the fiscal years
     ended October 25, 1997, October 26, 1996 and October 28, 1995   17

     Consolidated Statements of Stockholders' Equity (Deficit)
     for the fiscal  years ended October 25, 1997,
     October 26, 1996 and October 28, 1995                           18

     Notes to Consolidated Financial Statements                   19-28

   Supplementary Financial Data:

     Schedule II - Valuation and Qualifying Accounts and Reserves    31


   Note: Reporting for the year ended October 25, 1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997.

                     REPORT OF INDEPENDENT ACCOUNTANTS


          To the Stockholders and Board of Directors
          Rymer Foods Inc.

          We have audited the consolidated balance sheet of Rymer Foods Inc. and subsidiaries as of October 25, 1997, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the one-month period ended October 25, 1997 and the eleven-month period ended September 20, 1997. These financial statements are the responsibility of the
          Company's management. Our responsibility is to express an opinion on these financial statements.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rymer Foods Inc. and subsidiaries as of October 25, 1997, and the consolidated results of their operations and their cash flows for the one-month period ended October 25, 1997 and the eleven-month period ended September 20, 1997, in conformity with generally accepted accounting principles. We have also audited Schedule II of Rymer Foods Inc. and subsidiaries for the year ended October 25, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

          As more fully described in Notes 1 and 5 to the consolidated financial statements, effective October 6, 1997, the Company emerged from bankruptcy. In accordance with an American Institute of Certified Public Accountants' Statement of Position, the Company has adopted "fresh start" reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of September 20, 1997. As a result, the consolidated financial statements for periods subsequent to September 20, 1997, reflect this basis of reporting and are not necessarily comparable to the Company's pre-reorganization consolidated financial statements.

          The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Rymer Foods Inc. will continue as a going concern. As more fully described in Notes 2 and 7 to the consolidated financial statements, the Company's credit facility extends through April 1998. Subsequent to year end, the Company was in violation of certain loan covenants. This could result in termination of the Company's credit agreements, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          Chicago, Illinois               Grant Thornton LLP
          December 12, 1997

          REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Rymer Foods Inc.

We have audited the consolidated balance sheet of Rymer Foods Inc. and subsidiaries as of October 26, 1996, and the consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended October 26, 1996. We have also audited the financial statement Schedule II of Rymer Foods Inc. and subsidiaries for the years ended October 26, 1996 and October 28, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rymer Foods Inc. and subsidiaries as of October 26, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 26, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, for the years ended October 26, 1996 and October 28, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Rymer Foods Inc. will continue as a going concern. As more fully described in Note 2 to the Consolidated Financial Statements, the Company has reported recurring losses from continuing operations, has experienced a significant decrease in net sales in 1996 and 1995, and at October 26, 1996 has a stockholders' deficit of $15.6 million. Additionally, the Company does not expect to have sufficient available cash in fiscal 1997 to make the June 15, 1997 11% Senior Note interest payment. This will result in an event of default at which time the Senior Notes will become due and payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              /s/ Coopers & Lybrand L.L.P.


Chicago, Illinois             Coopers & Lybrand L.L.P.
December 16, 1996

   CONSOLIDATED STATEMENTS OF OPERATIONS
   For the fiscal  years ended October  25, 1997, October  26, 1996  and
   October 28, 1995             (in thousands except share data)

                                 Reorganized
                                   Company        Predecessor Company
                                     One     Eleven
                                    Month    Month
                                    Period   Period
                                    Ended    Ended     Fiscal Years Ended
                                   Oct. 25, Sept. 20,  Oct. 26,  Oct. 28,
                                     1997      1997      1996      1995
   Net sales                       $ 2,796  $ 31,095  $ 44,329  $ 79,920
   Cost of sales                     2,562    28,324    42,516    76,048
      Gross profit                     234     2,771     1,813     3,872
   Selling, general and
    administrative expenses            333     3,793     4,794     9,042
   Restructuring charge                -       1,608       -         761
   Goodwill writedown                  -         -         -      20,377
      Operating loss                   (99)   (2,630)   (2,981)  (26,308)
   Interest expense                     15     2,318     4,198     3,786
   Other income                         (1)     (120)      (35)     (474)
      Loss from
      continuing operations
      before income taxes             (113)   (4,828)   (7,144)  (29,620)
   Provision for income taxes          -         -         -         -
      Loss from
       continuing operations          (113)   (4,828)   (7,144)  (29,620)
   (Loss) income from discontinued
       operations, net                 -         -        (167)      290
   Loss on dispositions of
    discontinued operations, net       -        (566)   (1,853)      -
   Net loss before
    extraordinary item                (113)   (5,394)   (9,164)  (29,330)
   Extraordinary gain on discharge
    of debt                            -      25,603       -         -
   Net (loss) income              $   (113)$  20,209  $ (9,164) $(29,330)

   Per common share:
    Primary:
      Loss from
      continuing operations       $  (0.03)       *         *         *
      Net loss before
       extraordinary item         $  (0.03)       *
      Net loss                    $  (0.03)       *         *         *
    Fully diluted:
      Loss from
       continuing operations      $  (0.03)       *         *         *
      Net loss before
       extraordinary item         $  (0.03)       *         *         *
      Net loss                    $  (0.03)       *         *         *
   Weighted average shares of
    common stock outstanding:
    Primary                      4,300,000        *         *         *
    Fully diluted                4,300,000        *         *         *

   See accompanying notes.

   * Earnings per share amount as it relates to the predecessor company is not meaningful due to the reorganization.

   CONSOLIDATED BALANCE SHEETS
   October 25, 1997 and October 26, 1996

    ASSETS                                         1997         1996
                                               Reorganized   Predecessor
                                                 Company       Company
                                                    (in thousands)
   Current assets:
     Receivables, net of allowance for doubtful
      accounts of $141,000 in 1997 and $200,000
      in 1996                                    $ 1,406      $ 2,729
     Inventories                                   4,304        3,272
     Other                                           193        1,170
        Total current assets                       5,903        7,171
   Property, plant and equipment:
     Leasehold improvements                          958        1,785
     Machinery and equipment                         811        6,735
                                                   1,769        8,520
   Less accumulated depreciation and amortization     44        6,899
                                                   1,725        1,621

   Assets held for sale or lease                     800        1,150
   Other                                              43          621
                                                $  8,471     $ 10,563

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
     Current portion of borrowings              $  1,394     $ 21,754
     Accounts payable                                368          558
     Accrued interest                                 15        1,421
     Accrued liabilities                           1,654        1,640
        Total current liabilities                  3,431       25,373
   Long term debt                                    -             70
   Deferred employee benefits                        130          736
                                                   3,561       26,179

   Commitments and contingencies (Note 14)
   Stockholders' equity (deficit)
     Preferred stock, none outstanding               -            -
     Common stock, $.04 par, 20,000,000 shares
      authorized, 4,300,000 shares outstanding
      in 1997 and $1.00 par, 20,000,000 shares
      authorized, 10,754,093 shares outstanding
      in 1996                                        172       10,754
     Additional paid-in capital                    4,851       44,363
     Accumulated deficit                            (113)     (70,733)
        Total stockholders' equity (deficit)       4,910      (15,616)
                                               $   8,471    $  10,563

   See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended October 25, 1997, October 26, 1996 and October 28, 1995

                                        Reorganized        Predecessor Company
                                          Company     Eleven
                                         One Period   Period
                                         Month        Month
                                         Ended        Ended       Fiscal Years Ended
                                          Oct. 25,    Sept. 20,   Oct. 26,    Oct. 28,
                                            1997         1997       1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations   $  (113)  $  (4,828) $  (7,144)  $ (29,620)
Non-cash adjustments to loss:
  Depreciation and amortization                 44         579      1,077       2,340
  Writedown of goodwill                        -           -          -        20,377
  Restructuring charge                         -         1,608        -           761
  (Gain) loss on disposal of properties        -           -            3          (3)
  Deferred compensation expense                -           -          (26)        (24)
  Provision for bad debts                       10        110          53         675
  Payment in kind interest on Senior Notes     -           -        3,621       1,206
Changes in assets and liabilities:
  Net decrease to accounts receivable          179      1,024       1,896       1,752
  Net (increase) decrease to inventories        58     (1,090)      8,847      (2,230)
  Net (increase) decrease to other current
   and other long-term assets                  (17)        95         660         (20)
  Net (decrease) increase to accounts
   payable and accrued expenses                 40      1,127      (1,385)     (2,996)
Net cash flows from operating activities
 of continuing operations                      201     (1,375)      7,602      (7,782)
Net cash flows from operating activities
 of discontinued operations                     (7)      (196)      3,077      (1,082)
  Net cash flows from operating activities     194     (1,571)     10,679      (8,864)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of Rymer Seafood        -          950       1,500         -
Capital expenditures                            (6)      (609)       (529)       (815)
Other                                          -            1           1         (21)
Net cash flows from investing activities
 of discontinued operations                    -          -            (5)        (33)
  Net cash flows from investing activities      (6)       342         967        (869)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft                        38       (181)       (348)       (425)
Repayments under line-of-credit facility    (3,051)   (27,021)    (49,991)    (88,170)
Borrowings under line-of-credit facility     2,825     28,431      42,075      96,297
Principal payments on debt                     -          -          (267)     (2,292)
Proceeds from borrowings                       -          -           -            48
Proceeds from employee stock purchases         -          -           -            32
Net cash flows from financing activities
 of continuing operations                     (188)     1,229      (8,531)      5,490
Net cash flows from financing activities of
 discontinued operations                       -          -        (3,115)      2,402
  Net cash flows from financing activities    (188)     1,229     (11,646)      7,892
Net change in cash                             -          -           -        (1,841)
Cash and cash equivalents balance at
 beginning of fiscal year                      -          -           -         1,841
Cash and cash equivalents balance at end
 of fiscal year                            $   -     $    -     $     -    $      -

  See accompanying notes.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
   For the fiscal  years ended October  25, 1997, October  26, 1996  and
   October 28, 1995

                                                           Notes
                                   Additional            Receivable   Total
                             Common Paid-In  Accumulated from Sale Stockholders'
                              Stock  Capital  Deficit    of Common    Equity
                                                           Stock     (Deficit)
Balance at October 29, 1994   $10,741 $44,344  $(32,239)  $  (382)   $22,464
  Net loss                                      (29,330)             (29,330)
  Shares issued under employee
   stock purchase plan             13      19                             32
  Interest charged on notes
   receivable                                                 (24)       (24)
Balance at October 28, 1995    10,754  44,363   (61,569)     (406)    (6,858)
  Net loss                                       (9,164)              (9,164)
  Repayment of notes
   receivable                                                 406        406
Balance at October 26, 1996    10,754  44,363   (70,733)             (15,616)
Net income for the eleven
 month period ended
 September 20, 1997                              20,209               20,209
Effect of reorganization and
 fresh start accounting:
  Cancellation of predecessor
   deficit                    (10,599)(39,925)   50,524                    0
  Issuance of new shares
   pursuant to plan of
   reorganization                  17     413                            430
Balance at September 20, 1997     172   4,851                          5,023
Net loss for one month
 period ended October 25, 1997                               (113)      (113)
Balance at October 25, 1997   $   172  $4,851  $   (113)   $  -      $ 4,910


   See accompanying notes.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  Summary of Significant Accounting Policies

   Fiscal Year and Basis of Presentation

   The fiscal year of the Company ends the last Saturday in October. For all years presented, the fiscal year was 52 weeks.

   In accordance with the AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start reporting as of September 20, 1997. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended September 20, 1997. In addition, the accumulated deficit of the predecessor Company at September 20, 1997, was eliminated, and at September 21, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. In addition, the Company's capital structure was recast in conformity with its approved Plan.

   As a result of the Company adoption of fresh-start accounting, reporting for the year ended October 25, 1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997. Because of the application of fresh-start reporting, the financial statements for the periods after reorganization are not comparable in any respect to the financial statements for the periods prior to reorganization.

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

   Cash Equivalents

   The  Company   considers   short-term  investments   purchased   with
   maturities of ninety days or less to be cash equivalents.

   Inventories

   Inventories are stated at the lower of first-in, first-out cost or market.

   Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets generally from 3 years to 7 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of assets are reflected in results of operations.

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

   Earnings (Loss) Per Share

   Earnings (loss) per share is calculated using the treasury stock method. Primary and fully diluted per share data was calculated using weighted average outstanding shares for the one month period ended October 25, 1997. There were no common stock equivalents as of October 25, 1997.

   Amounts for the predecessor company are not presented as the data is not meaningful due to the Company's reorganization.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at October 25, 1997 and October 26, 1996, and the reported amounts of revenues and expenses during the three year period ended October 25, 1997. Actual results could differ from those estimates.

   2.  Going Concern

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

   In 1997, the Company reported a decrease in net sales from continuing operations as compared to 1996 of 23.5% principally due to lower sales to certain national restaurant chains. Also in 1997, the Company reported a loss from continuing operations of $4.9 million, the fifth loss from continuing operations before extraordinary item in the last six years.

   Subsequent to year end, the Company was in violation of certain loan covenants. Additionally, the Company's current loan agreement expires on April 30, 1998. If the loan agreement should not be renewed, the Company will need to seek alternate financing. This could result in termination of the Company's credit agreement. This situation raises substantial doubt about the Company's ability to continue operating as a going concern. The fiscal 1997 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   Management believes that the Company's future success is dependent in part upon reversing its sales decline, on the containment of operating costs, and on the success of negotiations with its lenders. The Company is pursuing new sales opportunities while continuing to streamline its production process and to reduce other costs.

   3.  Restructuring and Restructuring Charges

   During the 1997 fiscal year, the Company recorded a Restructuring charge of $1.6 million related to its Senior Note restructuring plan.
    These costs included legal fees, financial consultants, and other costs associated with the conversion process of the Company's Senior Notes to equity.

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

   Rymer International Seafood

   On August 28, 1996, the Company completed the sale of substantially all of the assets of its Seafood subsidiary to BGL I, Inc., an entity formed by the then current President of Rymer Seafood who is also the son of one of the Company's then Board members. The Company's shareholders approved the transaction at a special meeting on August 28, 1996. Consummation of the sale was subject to certain conditions, including approval by the holders of 66 2/3% of the outstanding Common Stock of the Company and approval from the holders of Rymer's outstanding 11% Senior Notes. Senior noteholder approval was received prior to the shareholder meeting of August 28, 1996. The sales price was approximately $8.5 million, consisting of $1.5 million in cash, $1.0 million in a ten year subordinated note from the buyer and the assumption by the buyer of $5.1 million in bank debt and $0.9 million of other current liabilities. The Company recorded a loss on the sale of Rymer Seafood of approximately $1.9 million, which was recorded as of the measurement date (August 28,
   1996) in the fourth quarter of 1996. On November 11, 1996, the Company received a payment of $950,000 in full settlement of its ten year subordinated note from the buyer of its Seafood operation. The proceeds from the note were used to pay down the Company's then existing loan balance with LaSalle.

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

   During the final quarter of 1997,the Company entered into
   an agreement to sell its Plant City, Florida facility.
   The contract calls for a  purchase
   price of $800,000. The terms of the selling agreement are as follows: 35% down payment, balance to be paid over a five-year note. The sale is expected to close in the second fiscal quarter of 1998. As a result of the pending sale of the facility, a $566,000 loss was incurred. This charge is included as a loss from disposition of discontinued operations in the Company's consolidated statement of operations prior to the reorganization. The loss is primarily attributable to a write-down of the plant's book value to the agreed contract price plus estimated expenses to repair the facility.

   Other Discontinued Operations

   The following summarizes the results of the various discontinued operations reflected in the accompanying Consolidated Statements of
   Operations:

                            Reorganized
                              Company         Predecessor Company
                                One       Eleven
                               Month      Month
                               Period     Period
                               Ended      Ended      Fiscal Years Ended
                              Oct. 25,  Sept. 20,   Oct. 26,   Oct. 28,
                                1997       1997       1996       1995
                                      (in thousands)

    Sales:
      Rymer Seafood            $   -     $    -     $ 52,547   $ 70,377
      Rymer Chicken                -          -          -          -
         Total sales           $   -     $    -     $ 52,547   $ 70,377

    Income (loss) from
     discontinued operations:
      Rymer Seafood            $   -     $    -     $    283   $    290

      Rymer Chicken                -          -         (450)       -
                               $   -     $    -     $   (167)  $    290

    Loss on
     dispositions of
     discontinued
     operations:
      Rymer Seafood           $   -      $    -     $ (1,853)  $    -

      Rymer Chicken               -         (566)        -          -
                              $   -      $  (566)   $ (1,853)  $    -


   5.  Reorganization Plan

   The Company adopted "fresh-start reporting" on September 20, 1997 in accordance with Statement of Position ("SOP") 90-7 issued by the American Institute of Certified Public Accountants. SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all postpetition liabilities and prepetition allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the consummation date was October 6, 1997, fresh-start reporting was adopted on September 20, 1997. There were no fresh-start related adjustments during the period September 21, 1997 to October 6, 1997.

   Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates book value at date of reorganization. Therefore, no reorganization value has been allocated to the assets and liabilities. In addition, the amount of debt forgiveness was $25.6 million and the accumulated deficit of the predecessor company at September 20, 1997 totalling $50.4 million was eliminated, and at September 21, 1997, the reorganized company's financial statements reflected no beginning retained earnings or deficit.

   The  effect  of   the  plan  of   reorganization  on  the   Company's
   Consolidated Balance Sheet as of September 20, 1997 is as follows (in thousands):

                          Pre-
                       Reorganization   Adjustment                 Reorganized
                       Balance Sheet    to Record    Fresh-Start   Balance Sheet
                       September 20,    Plan of      Accounting    September 21,
                           1997       Reorganization Adjustments       1997

   ASSETS

   Current assets         $ 5,875       $  (144)     $     -         $ 5,731

   Non-current assets       3,363          (764)           -           2,599
                          $ 9,238       $  (908)     $     -         $ 8,330

   LIABILITIES

   Other liabilities      $ 4,645       $(1,338)     $     -         $ 3,307
   Liabilities subject to
    Chapter 11             25,603       (25,603)           -             -

   Stockholder equity:
    Common stock           10,754            17        (10,599)          172
    Paid-in capital        44,363           413        (39,925)        4,851
    Accumulted deficit    (76,127)       25,603         50,524           -
                          (21,010)       26,033            -           5,023
                          $ 9,238       $  (908)     $     -         $ 8,330

   6.  Inventories

   Inventories consist of the following (in thousands):

                             Oct. 25,      Oct. 26,
                               1997          1996

           Raw materials      $ 2,651      $ 1,619
          Finished goods        1,653        1,653
                              $ 4,304      $ 3,272

   7.  Borrowings

   Borrowings consisted of the following (in thousands):


                                                  October 25, October 26,
                                                     1997        1996

        Banks, with interest of 1 1/2% over
         prime in 1997 and 1996                   $  1,394     $   210
        Senior Notes due December 15, 2000, with
         interest at 18% in 1996                       -        21,544
        Other                                          -            70
                                                     1,394      21,824
        Less current maturities                      1,394      21,754
                                                  $    -       $    70

   The prime rate applicable to the Company's outstanding bank notes payable was 8.5% at October 25, 1997, and 8.25% at October 26, 1996. The weighted average interest rate relating to these borrowings was 10.0% and 9.8% during fiscal 1997 and 1996, respectively.

   In conjunction with its bankruptcy filing, the Company, on August 29, 1997, entered into a revised loan agreement with LaSalle. The revised agreement provides a credit facility of up to $4 million for the Company through April 1998 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 25, 1997. At October 25, 1997, the Company had a bank loan of $1.4 million outstanding under its line of credit with LaSalle. Subsequent to year-end, the Company was in violation of certain loan covenants with LaSalle. LaSalle has agreed to waive such covenants. The Company may continue to be in violation of certain loan covenants in the future also. While the Company believes that LaSalle will waive those covenants going forward, there can be no assurances in that regard. The Company was in compliance with its loan covenants as of October 25, 1997. The Company's current loan agreement expires on April 30, 1998. If the loan agreement should not be renewed, the Company will need to seek alternate financing.

   The Company's Rymer Meat subsidiary had total lines of credit available of $2.4 million at October 25, 1997 and $2.6 million at October 26, 1996, of which $1.0 million and $2.4 million, respectively, was unused.

   The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries.

   Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under its bank agreement.

   8.  Leases

   The Company and its subsidiaries lease certain facilities and equipment used for offices and manufacturing. Total rental expense from continuing operations under all operating leases was approximately $476,000, $683,000, and $970,000, in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The above lease costs do not include the costs of taxes, insurance, maintenance and utilities which the Company and its subsidiaries are required to pay.

   The lease for the Chicago meat processing facility expired in July 1996. The Company has subsequently negotiated for revised lease space and lower rental costs and leases the facility on a month-to-month basis. The annualized rate for the Chicago lease is approximately $476,000. Other long-term lease costs are not significant.

   Property, plant and equipment recorded under capital leases and lease commitments under non-cancelable leases are not material.

   9.  Income Taxes

   The  Company's  deferred  tax  asset  is  related  primarily  to  its operating loss carryforward for tax reporting purposes which approximated $18.0 million and $38.6 million at October 25, 1997 and October 26, 1996, respectively. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

   The components of the net deferred tax asset recorded in the accompanying consolidated balance sheets as of October 25, 1997 and October 26, 1996 are as follows (in thousands):


                                                      1997         1996

        Deferred tax assets:
          Accounts receivable                       $   48     $    130
          Inventories                                   88           19
          Property, plant and equipment                888          670
          Other liabilities and reserves               405          435
          Alternative minimum tax credits               33           98
          Net operating loss carryforwards           6,067       13,143
          Investment tax credits                       174          512
            Total deferred tax assets                7,703       15,007
          Less:  Valuation allowance                (7,703)     (15,007)

            Net deferred tax asset                   $  -       $    -

   The following table accounts for the difference between the actual tax provision attributable to loss before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes.


                                                    Fiscal Years Ended
                                            October 25,  October 26, October 28,
                                                1997        1996        1995
(Loss) income before income taxes:
  (Loss) income from continuing operations   $ (4,941)   $ (7,144)    $(29,620)
  (Loss) income from discontinued operations     (566)       (167)         290
  (Loss) income on dispositions of
   discontinued operations                        -        (1,853)         -
  Total (loss) income before income taxes    $ (5,507)   $ (9,164)    $(29,330)

Total (benefit) provision computed by applying
 the U.S. statutory rate (34%)               $ (1,872)   $ (3,116)    $ (9,972)
Increases (decreases) in taxes due to:
  Goodwill written off                            -           -          6,936
  Goodwill amortization                           -           -            391
  Other differences, net                          -            64            8
  Loss which provides no current tax benefit    1,872       3,052        2,637
  Actual tax provision                         $    -      $    -        $   -

   The Company's Federal income tax returns are subject to review by the Internal Revenue Service, the results of which cannot be predicted with certainty. At October 25, 1997, the Company had an operating loss carryforward for tax reporting purposes approximating $18 million which is available to offset future Federal taxable income which begin to expire in 2007.

   Additional restrictions under Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

   10.  Stockholders' Equity

   The Company has authorized 20,000,000 shares of common stock with a par value of $0.04 per share and 400,000 shares of preferred stock with a par value of $10 per share.

   At October 25, 1997, there were no common stock shares reserved for the exercise of stock options.

   11.  Capital Stock, Stock Options and Warrants

   In 1994, the Company adopted the 1994 Stock Plan (the 1994 Plan). The 1994 Plan permitted the issuance to key employees and directors options to purchase up to 580,000 shares of common stock.

   Options granted under the 1994 Plan were exercisable at the fair market value of the Common Stock on the date the option was granted.
    At October 26, 1996, 293,250 options and at October 28, 1995, 527,000 options were outstanding under the 1994 Plan. In connection with the Company's restructuring, the options under the 1994 Plan were cancelled.

   No compensation expense has been recognized by the Company as all options were granted at the market price of the stock at the date of the grant.

   A summary of stock option activity and other related information is as follows:


                                             1997       1996       1995

 Shares under option at beginning of year   624,750    799,500   755,000
 Options granted (at prices of $1.50
  in 1996, at $1.63 to $3.25 in 1995)           -      175,000   101,000
 Options cancelled and expired             (624,750)  (681,250)  (56,500)

 Shares under option at the end of the year
 No shares exercisable at October 25, 1997      -      293,250   799,500
 Shares available for option at
  end of year                                   -      624,750   118,500

   In October 1995, the Company engaged the financial advisory and turnaround firm of Kirkland Messina, Inc. (KM) to assist the Company in developing a plan to return the Company to profitability. As part of KM's compensation, the Company issued KM 500,000 warrants to purchase common stock of the Company at an exercise price in cash of $1.675 per share. The warrants issued to KM expire October 1, 1998, however, these warrants were cancelled as the result of the Company's restructuring.

   On November 8, 1995,  the Company announced that  it had hired P.  E.
   (Ed) Schenk as its President and Chief Executive Officer. As part of Mr. Schenk's compensation, he was issued 750,000 warrants to purchase common stock of the Company at an exercise price of $1.00 per share. The warrants issued to Mr. Schenk expire November 8, 1998. These warrants also were cancelled as the result of the Company's restructuring.

   Effective with the Company's reorganization, a new stock option  plan
   was put into place.   As of  October 25, 1997,  there were no  shares
   granted or exercised under the new plan.

   In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB25") and requires additional disclosures. The Company has elected to follow APB 25 in accounting for stock options granted. As a result, the Company generally recognizes no compensation expense associated with stock options. SFAS 123 requires disclosure of pro forma fair market value of options granted, pro forma net income and pro forma earnings per share as if the Company had accounted for its stock options granted subsequent to October 28, 1995, under the fair value method of that statement. The Company has not disclosed such information since no options have been granted subsequent to the reorganization and all options previously outstanding were cancelled in connection with the reorganization.

   In connection with the reorganization, the Company issued 430,000 common shares to senior management. The estimated fair value of the shares was recorded as expense for the eleven month period ended September 20, 1997.

   12.  Stock Purchase Agreements

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

   13.  Employee Benefit Plans

   The Company currently sponsors a Company-wide 401(k) savings plan. The plan covers all salaried personnel at the Chicago processing plant and the Company's corporate headquarters who have completed 6 months of service. The Company makes matching contributions to the 401(k) savings plan of up to 5% of each participants' compensation. Contributions and costs expensed under the 401(k) savings plan for employees relating to the Company's continuing operations amounted to approximately $96,000, $91,000 and $171,000 for fiscal 1997, fiscal 1996, and fiscal 1995, respectively.

   Under terms of a deferred compensation agreement with a former officer/director of the Company, the present value of future payments under the agreement had been included in deferred employee benefits, amounting to $577,000 at October 26, 1996. No amount is included at October 25, 1997 as the deferred compensation agreement was converted to equity during the Company's restructuring process.

   14.  Commitments and Contingencies

   The amounts of liability, if any, for claims and actions against the Company and its subsidiaries at October 25, 1997 are not determinable but, in the opinion of management, such liability, if any, would not have a material effect upon the Company's financial position or results of operations.

   The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company's aggregate commitment under sales agreements is approximately $1.0 million at October 25, 1997. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of $2.8 million as of October 25, 1997.

   15.  Supplemental Cash Flow Information

   Supplemental cash flow information is as follows (in thousands):


                                          1997        1996       1995

     Cash paid for:
       Interest                           $128       $  423      $2,019

     Federal, state and local
       income taxes (net of tax refunds)  $ 10       $  (32)     $  613

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

   Sales to customers outside the United States were less than 10% of consolidated sales in each year presented. Sales to three restaurant chains owned by Darden (formerly General Mills) comprised approximately 14% of the Company's revenues from continuing operations in 1995. During the first quarter of 1996, Darden informed the Company that certain supply contracts would not be renewed for 1996.

   Sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 16.7%, 26.0%, and 23.1% of the Company's sales from continuing operations in fiscal 1997, 1996 and 1995, respectively. Franchise rights for both Bonanza and Ponderosa are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated.

   The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company.

   17.  Fourth Quarter Adjustments

   1997

   During the final quarter of 1997,  the Company entered into an agreement to  sell
   its Plant City, Florida facility. As a result of the pending sale, a $566,000 loss was incurred. This charge is included as a loss from disposition of discontinued operations in the Company's consolidated statement of operations. The loss is primarily attributable to a write-down of the facility's book value to the agreed contract price plus estimated expenses to repair the facility.

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

   18.  New Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate any impact of FAS 128 on its financial statements.

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

   In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. This statement, effective for fiscal years beginning after December 15, 1997, would require the company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, Elements of Financial Statements as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

   Also in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and
   Related Information. This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating this pronouncement and will make any segment disclosures as necessary.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

   The disclosure required by Item 10 is set forth in, and is incorporated by reference to, the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 1998 (the 1998 Proxy Statement).

   Item 11.  Executive Compensation

   The disclosure required by Item 11 is set forth in, and is incorporated by reference to, the 1998 Proxy Statement.

   Item 12.    Security  Ownership  of  Certain Beneficial  Owners  and
   Management

   The disclosure required by Item 12 is set forth in, and is incorporated by reference to, the 1998 Proxy Statement.

   Item 13.  Certain Relationships and Related Transactions

   The disclosure required by Item 13 is set forth in, and is incorporated by reference to, the 1998 Proxy Statement.

                                  PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1.    The following audited consolidated financial            Page
             statements of the Company are included in
             Part II, Item 8:

                Consolidated Statements of Operations for
                the fiscal years ended October 25, 1997,
                October 26, 1996 and October  28, 1995               15

                Consolidated Balance Sheets as of October
                25, 1997 and October 26, 1996                        16

                Consolidated Statements of Cash Flows for
                the fiscal years ended October 25, 1997,
                October 26, 1996 and October 28, 1995                17

                Consolidated Statements of Stockholders'
                (Deficit) Equity for the fiscal years
                ended October 25, 1997, October 26, 1996
                and October 28, 1995                                 18

                Notes to Consolidated Financial Statements         19-28

                Note:  Reporting for the year ended October
                25, 1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997.

   (a) 2.    Financial Statement Schedules:

                Schedule II - Valuation and Qualifying Accounts
                and Reserves                                         31

             Schedules, other than those listed above, are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

   (a) 3.    Exhibits:

             2  Plan of Reorganization                                *
             11 Computation of Earnings Per Share                    33
             21 Subsidiaries of the Company                          34
             23 Consents of Independent Accountants                35-36
             27 Financial Data Schedule (EDGAR filing version)      N/A

           NOTE: With the exception of Exhibit Nos. 2, 11, 21, 23 and 27, the registrant will furnish copies of such other Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report. A reasonable copying and handling fee will be charged.

   (b)     Reports on Form 8K

          Subsequent to the Company's fiscal year end, a Form 8-K was filed on October 28, 1997 notfying that the Company's audit/client relationship with Coopers and Lybrand L.L.P. had been terminated.

           * Included as an exhibit in the Company's S-4 filing; incorporated herein by reference.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED  OCTOBER 25, 1997, OCTOBER  26, 1996 AND  OCTOBER
   28, 1995


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

Deducted in the balance
 sheets from the assets
 to which they apply:

Allowance for doubtful
 accounts-current:

 For the fiscal year
 ended October 25, 1997   $  200    $  120                $  179 (a)     $  141

 For the fiscal year
 ended October 26, 1996      353        53                   206 (a)        200

 For the fiscal year
 ended October 28, 1995      581       675                   903 (a)        353
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


   Date:  January 23, 1998



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    /s/ P. Edward Schenk  Chairman of the Board,                 1/23/98
        P. Edward Schenk  Chief Executive Officer and President
                          (Principal Executive Officer)

    /s/ Edward M. Hebert  Senior Vice President, Chief Financial 1/23/98
        Edward M. Hebert  Officer and Treasurer

    /s/ Michael Bowen     Director                               1/23/98
        Michael Bowen

   /s/ Michael J. Brinati Director                               1/23/98
       Michael J. Brinati

   /s/ John W. Elting     Director                               1/23/98
       John W. Elting

   /s/ Barry Spector      Director                               1/23/98
       Barry Spector

                                                          Exhibit 21


                             RYMER FOODS INC.

                        SUBSIDIARIES OF THE COMPANY

                             OCTOBER 25, 1997




                             State of    Percent
    Subsidiary Name        Incorporation  Owned             Owner

    Rymer Meat Inc.           Illinois     100        Rymer Foods Inc.

    Rymer Chicken Inc. (1)    Arkansas     100        Rymer Meat Inc.

    Rymer International
     Seafood Inc. (2)         Illinois     100        Rymer Meat Inc.

    Rymer Chicken Inc. -
     Plant City (3)           Florida      100        Rymer Meat Inc.

    Queen City Foods Inc.     Georgia      100        Rymer Meat Inc.



1) Substantially all of the assets of Rymer Chicken Inc. were sold on December 10, 1993. See Item 1 and Note 4 to the Consolidated Financial Statements.

2)  Substantially all  of the  assets of  Rymer Seafood  were sold  on
    August 28,  1996.   See  Item 1  and Note  4  to the  Consolidated
    Financial Statements.

3) Facility is currently under contract for sale. See Note 4 to the Consolidated Financial Statements.