Form 10-Q
period 1998-01-24
RYMER FOODS INC
filed 1998-03-09
CIK 56871

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

   (Mark One)
   [  X  ]        QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended January 24, 1998


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

                          Yes   X        No

   Registrant had 4,300,000 shares of common stock outstanding as of March 4, 1998.

                       PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

                     RYMER FOODS INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                               January 24,  October 25,
                                                   1998        1997
                                                   (in thousands)
                       ASSETS
   Current Assets:
     Receivables, net                           $  1,284    $  1,406
     Inventories                                   3,502       4,304
     Other                                           199         193
        Total Current Assets                       4,985       5,903

   Property, Plant and Equipment:
     Leasehold improvements                          958         958
     Machinery and equipment                         815         811
                                                   1,773       1,769
     Less accumulated depreciation
      and amortization                               180          44
                                                   1,593       1,725
   Other:
     Assets held for sale or lease                   800         800
     Other                                            43          43
                                                $  7,421    $  8,471

             LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Current portion of borrowings,             $  1,220    $  1,394
     Accounts payable                                218         368
     Accrued liabilities                           1,731       1,669
        Total Current Liabilities                  3,169       3,431

   Deferred Employee Benefits                        128         130
                                                   3,297       3,561
   Commitments and Contingencies
   Stockholders' Equity:
     Common stock, $.04 par, 20,000,000 shares
      authorized; 4,300,000 shares outstanding       172         172
     Additional paid-in capital                    4,851       4,851
     Accumulated deficit                            (899)       (113)
        Total Stockholders' Equity                 4,124       4,910
                                                $  7,421    $  8,471

   See accompanying notes.

                     RYMER FOODS INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations
                                (Unaudited)


                                                    Predecessor
                                                      Company
                                         Thirteen Weeks Ended
                                       January 24,  January 25,
                                           1998         1997

                   (in thousands, except per share data)
   Net sales                              $ 5,999    $ 8,278
   Cost of sales                            5,839      7,575

   Gross profit                               160        703

   Selling, general and
     administrative expenses                  929      1,057

   Operating loss                            (769)      (354)

   Interest expense                            40        879
   Other income                               (23)       (10)

   Net loss                               $  (786)   $(1,223)

   Per common share data:

     Basic:
       Loss from continuing operations    $  (.18)        *

       Net loss                           $  (.18)        *

     Diluted:
       Loss from continuing operations    $  (.17)        *

       Net loss                           $  (.17)        *


   See accompanying notes.

   * Earnings per share as it relates to the predecessor company is not meaningful due to the Company's reorganization.

                     RYMER FOODS INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                                                          Predecessor
                                                            Company
                                            Thirteen Weeks Ended
                                       Jan. 24, 1998     Jan. 25, 1997
                                                 (in thousands)
   CASH FLOWS FROM OPERATIONS
     Loss from continuing operations            $  (786)   $ (1,223)
     Non-cash adjustments to loss:
       Depreciation and amortization                136         177
       Amortization of other assets                 -            58
       Provision for bad debts                       15          30
     Payment-in-kind interest on Senior Notes       -           523
     Net decrease to accounts receivable            107       1,041
     Net decrease (increase) to inventories         802        (533)
       Net (increase) decrease to other current
        and long-term assets                         (6)        (33)
       Net (increase) decrease to accounts
        payable and accrued expenses                 56         337
     Net cash flows from operating activities of
      continuing operations                         324         377
     Net cash flows from operating activities of
      discontinued operations                       (17)        (93)
      Net cash flows from operating activities      307         284

   CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                            (4)        (84)
     Proceeds from the sale of Rymer Seafood        -           950
     Other                                          -            (6)
     Net cash flows from investing activities
      of discontinued operations                    -           -
     Net cash flows from investing activities        (4)        860

   CASH FLOWS FROM FINANCING ACTIVITIES
     Change in cash overdraft                      (129)       (348)
     Repayments under line-of-credit facility    (6,909)     (3,485)
     Borrowings under line-of-credit facility     6,735       3,275
     Principal payments on debt                     -           -
     Net cash flows from financing activities
      of discontinued operations                    -           -
     Net cash flows from financing activities      (303)       (558)

   Net change in cash and cash equivalents          -           586
   Cash and cash equivalents balance at
    beginning of year                               -           -
   Cash and cash equivalents balance at end
    of first quarter                            $   -      $    586

   Supplemental cash flow information:
     Interest paid                              $    40    $     20
     Income taxes paid, net of refunds          $    -     $      4

   See accompanying notes.

                     RYMER FOODS INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements


   1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        The accompanying unaudited condensed consolidated financial s t a t e ments have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 25, 1997.

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

        Because of the application of fresh-start reporting, the financial statements for the periods after the reorganization are not comparable in any respect to the financial statements for the periods prior to reorganization.

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

        In the first quarter of 1998, the Company reported a decrease in net sales from continuing operations as compared to the first quarter of 1997 of 28% principally due to the loss of certain major customers. In fiscal 1997, the Company reported a net loss from continuing operations of $4.9 million, the fifth loss from continuing operations before extraordinary item in the last six years.

        At quarter end, the Company was in violation of certain loan covenants. Additionally, the Company's current loan agreement expires on April 30, 1998. If the loan agreement should not be renewed, the Company will need to seek alternate financing. This could result in termination of the Company's credit agreement. This situation raises substantial doubt about the Company's ability to continue operating as a going concern. The fiscal 1998 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   3.   INVENTORIES
        Inventories  are  stated  principally  at the lower of first-in,
        first-out  cost  or  market.   The composition of inventories at
        January 24, 1998 and October 25, 1997 was (in thousands):

                            January 24, 1998   October 25, 1997

            Raw material          $ 2,101           $ 2,651
            Finished goods          1,401             1,653
                 Total            $ 3,502           $ 4,304

   4.   BORROWINGS
        Long-term debt consists of the following (in thousands):


                                             January 24,  October 25,
                                                  1998        1997
             Banks, with interest of 1 1/2%
              over prime in 1998 and 1997       $ 1,220     $ 1,394
             Other                                  -           -
                                                  1,220       1,394
             Less amounts classified as current   1,220       1,394
                                                $   -       $   -

        The prime rate applicable to the Company's outstanding bank notes payable was 8.5% at both January 24, 1998 and October 25, 1997. The weighted average interest rate relating to these borrowings was 10% during the first quarter of 1998 and fiscal 1997.

        The Company's Rymer Meat subsidiary had total lines of credit available of $1.8 million at January 24, 1998 and $2.4 million at October 25, 1997, of which $0.6 million and $1.0 million, respectively, was unused.

        In conjunction with its bankruptcy filing, the Company, on August 29, 1997, entered into a revised loan agreement with LaSalle. The revised agreement provides a credit facility of up to $4 million for the Company through April 1998 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 25, 1997. At January 24, 1998, the Company had a bank loan of $1.2 million outstanding under its line of credit with LaSalle. At Quarter-end, the Company was in violation of certain loan covenants with LaSalle. LaSalle has agreed to waive such covenants. The Company may continue to be in violation of certain loan covenants in the future also. While the Company believes that LaSalle will waive those covenants going forward, there can be no assurances in that regard. The Company's current loan agreement expires on April 30, 1998. If the loan agreement should not be renewed, the Company will need to seek alternate financing.

        Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.

   5.   INCOME TAXES
        The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $18.0 million at January 24, 1998 and October 25, 1997. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. Additional restrictions under Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

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

   First Quarter of 1998 versus First Quarter of 1997

   Consolidated sales for the first quarter of 1998 of $6.0 million decreased from the first quarter of 1997 by $2.3 million or 28%. Sales decreased primarily due to lower sales volume as a result of increased competition and overall lower consumer consumption.

   As compared to 1997, consolidated cost of sales decreased by $1.7 million or 23%. As a percentage of sales, the gross margin decreased to 2.7% as compared to 8.5% in 1997.

   Gross profit decreased compared to 1997 by $0.5 million mainly due to the decrease in sales. The Company's hourly work force has declined by approximately 24% at the end of the first quarter of 1998 versus 1997.

   Selling, general and administrative expenses decreased by $128,000 or 12.2% in 1998 as compared to 1997. Administrative expenses decreased by $169,000. Reductions in salaries and related expenses due to headcount reductions at the meat processing operation and of corporate personnel contributed to the majority of the decrease. Selling expenses increased by $41,000 primarily due to increased marketing expenditures.


   Interest Expense

   Interest expense decreased by $839,000 or 95% as compared to 1997. This decrease is due to the Company's restructuring of its Senior Notes. During the first quarter of 1997, the Company incurred Senior
   Note interest of $822,000. No senior note was recorded during 1998 as the Notes were converted into equity during the Company's restructuring.

   Income Taxes

   In both 1998 and 1997, no provision for income taxes was recorded due to the loss from operations.

   Liquidity and Capital Resources

   The  Company  makes  sales primarily on a seven to thirty day balance
   due  basis.    Purchases  from suppliers have payment terms generally
   ranging from wire transfer at time of shipment to fourteen days.

   In conjunction with its bankruptcy filing, the Company, on August 29, 1997, entered into a revised loan agreement with LaSalle. The revised agreement provides a credit facility of up to $4 million for t h e Company through April 30, 1998 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 25, 1997. At January 24, 1998, the Company had a bank loan of $1.2 million outstanding under its line of credit with LaSalle. At quarter-end, the Company was in violation of certain loan covenants with LaSalle. LaSalle has agreed to waive such covenants. The Company may continue to be in violation of certain loan covenants in the future also. While the Company believes that LaSalle will waive those covenants going forward, there can be no assurances in that regard. The Company's current loan agreement expires on April 30, 1998. If the loan agreement should not be renewed, the Company will need to seek alternate financing.

   As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

   The Company had total lines of credit available of $1.8 million at January 24, 1998 and $2.4 million at October 25, 1997, of which $0.6 million and $1.0 million, respectively, was unused.

   The Company anticipates spending approximately $400,000 for capital expenditures in 1998. The expenditures are primarily for planned i m provements at the Meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

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

          Exhibits incorporated by reference:

     13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 25, 1997 (Incorporated by reference).

     21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22 to the Annual Report of Form 10-K of Rymer Foods Inc. for the fiscal year ended October 25, 1997.)

     27           Financial Data Schedule (EDGAR filing)


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


   Date:  March 10, 1998