Form 10-Q
period 1998-04-25
RYMER FOODS INC
filed 1998-06-09
CIK 56871

   EXHIBIT 11

   COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                                              DILUTED
                                            BASIC
                                   Thirteen          Twenty-Six       Thirteen       Twenty-Six
                                  Weeks Ended       Weeks Ended      Weeks Ended     Weeks Ended
                                   April 25,         April 25,        April 25,        April 25,
                                     1998             1998              1998             1998

                     (In thousands, except per share amounts)
   AVERAGE SHARES OUTSTANDING

     1  Average shares outstanding           4,300        4,300         4,300          4,300
     2  Net additional shares outstanding
         assuming exercise of stock options    -             -           -              -
     3  Average number of common shares
          outstanding                         4,300        4,300        4,300          4,300

   EARNINGS (LOSSES)

     4  Net Loss
                                            $  (549)   $  (1,335)     $  <549>        <1,335>


   PER SHARE AMOUNTS


        Net loss
         (line 4 / line 3)                 $  (.13)        $  (.31)      <.13>          <.31>




   Earnings  per  share  amounts  for  all other reporting periods as it relates  to  the predecessor  company  is  not meaningful due to the Company's reorganization.

   Since there is a net loss, common stock equivalents are excluded from the diluted earnings per share calculations since they would be antidilutive.
