Form 10-Q/A
period 1998-04-25
RYMER FOODS INC
filed 1998-06-11
CIK 56871

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q

          (Mark One)
          [  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended April 25, 1998

                                          OR

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

                                 Yes   X        No

          Registrant had 4,300,000 shares of common stock outstanding as of May 21, 1998.


                             PART I - FINANCIAL INFORMATION
                                       (Unaudited)
          ITEM 1.  Financial Statements

                            RYMER FOODS INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets

                                                          April 25,   October 25,

                                                            1998          1997

                                                              (in thousands)

            ASSETS

            Current Assets:
            Receivables, net                              $  1,743     $  1,406
            Inventories                                      3,209        4,304
            Other                                              153          193
               Total Current Assets                          5,105        5,903

          Property, Plant and Equipment:
            Leasehold improvements                             958          958
            Machinery and equipment                            832          811
                                                             1,790        1,769
            Less accumulated depreciation and amortization     315           44
                                                             1,475        1,725
          Other:
            Assets held for sale or lease                      -            800
            Other                                              103           43
                                                          $  6,683     $  8,471

                    LIABILITIES AND STOCKHOLDERS' EQUITY

          Current Liabilities:
            Bank borrowings                               $  1,149     $  1,394
            Accounts payable                                   260          368
            Accrued liabilities                              1,571        1,669
               Total Current Liabilities                     2,980        3,431

          Deferred Employee Benefits                           128          130
                                                          $  3,108     $  3,561
          Commitments and Contingencies

          Stockholders' Equity:
            Common stock, $0.04 par - 20,000,000 shares
             authorized; 4,300,000 shares outstanding
                                                               172          172
            Additional paid-in capital                       4,851        4,851
            Accumulated deficit                             (1,448)      (  113)
               Total Stockholders' Equity
                                                             3,575        4,910

                                                          $  6,683     $  8,471
                See accompanying notes.

                            RYMER FOODS INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                       (Unaudited)



                              Thirteen Weeks Ended            Twenty-Six Weeks Ended


                                          Predecessor                   Predecessor

                                            Company                       Company


                                April 25,     April 26,   April 25,     April 26,

                                 1998           1997        1998           1997


                                       (in thousands except per share data)

          Net sales                  $ 7,530    $ 9,438   $ 13,529    $ 17,716
          Cost of sales                7,061      8,383     12,900      15,958

          Gross profit                   469     1,055         629       1,758

          Selling, general and
           administrative expenses       999     1,143       1,928       2,200

          Operating loss                (530)      (88)     (1,299)       (442)

          Interest expense                43       710          83       1,589
          Other income                   (24)       (8)        (47)        (18)



          Net loss                   $  (549)   $( 790)   $ (1,335)   $ (2,013)

          Per common share data:

           Basic:

            Net loss                 $ ( .13)   $   *     $   (.31)   $   *


           Diluted:

           Net loss                  $ ( .13)  $    *     $   (.31)   $   *


          * Earnings per share as it relates to the predecessor company is not meaningful due to the Company's reorganization.

          See accompanying notes.


                             RYMER FOODS INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                       (unaudited)


                                                Twenty-Six Weeks Ended

                                                                                 Predecessor

                                                                                 Company

                                                               April 25, 1998    April 26, 1997


                                                      (in thousands)
          CASH FLOWS FROM OPERATIONS
            Loss from continuing operations                        $  (1,335)   $ (2,013)
            Non-cash adjustments to loss:
              Depreciation and amortization                              273         344
              Amortization of other assets                               -            58
              Provision for bad debts                                     30          60
            Payment-in-kind interest on Senior Notes                     -           523
            Net (increase) decrease to accounts receivable              (367)        997
            Net decrease (increase) to inventories                      1,095       (434)
            Net (increase) to other current and long-term assets          (31)      (164)
            Net (decrease)increase to accounts payable  and
             accrued expenses                                            (128)       936
            Net cash flows from operating activities of
             continuing operations                                       (463)       307
            Net cash flows from operating activities of
             discontinued operations                                     (120)      (166)
             Net cash flows from operating activities                    (583)       141

          CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                                          (23)      (322)
            Repayment on Note from the sale of Rymer Seafood               -         950
            Proceeds from the sale of Plant City                          800         -
            Other                                                          -          (34)
            Net cash flows from investing activities                      777         616

          CASH FLOWS FROM FINANCING ACTIVITIES
            Change in cash overdraft                                       51        (348)
            Repayments under line-of-credit facility                  (16,443)    (13,168)
            Borrowings under line-of-credit facility                   16,198      12,958
            Net cash flows from financing activities                     (194)       (558)

          Net change in cash and cash equivalents                          -          199
          Cash and cash equivalents at beginning of year                   -           -
          Cash and cash equivalents at end of second quarter       $       -     $    199

          Supplemental cash flow information:
            Interest paid                                          $       83    $     44
            Income taxes paid, net of refunds                      $       -     $     10

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

               In the fiscal year 1997, the Company reported a net loss from continuing operations of $4.9 million, the fifth loss from continuing operations before extraordinary item in the last six years.

               These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The 1998 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

               During the most recent quarter, the Company has obtained a new three-year loan agreement providing a credit facility of up to $4 million. Management believes that the Company's future success is dependent upon reversing its sales decline and on the continual containment of operating costs. The Company continues to pursue new sales opportunities while controlling its operating costs.

          3.   INVENTORIES
               Inventories are stated principally  at the lower  of first-in,
               first-out cost or market.   The composition of  inventories at
               April 25, 1998 and October 25, 1997 was (in thousands):





                                       April 25, 1998        October 25, 1997

                  Raw material          $ 1,730                 $ 2,651
                  Finished goods          1,479                   1,653
                       Total            $ 3,209                 $ 4,304


          4.   BORROWINGS
               Long-term debt consists of the following (in thousands):


                                                    April 25,      October 25,

                                                       1998              1997

                    Banks, with interest of 1 1/2%
                     over prime in 1997 and 2% over    $ 1,149    $ 1,394
                          prime in 1998

                    Other                                  -           -
                                                         1,149      1,394
                    Less amounts classified as current   1,149      1,394
                                                       $   -      $    -

               The prime rate applicable to the Company's outstanding bank note payable was 8.5% at both April 25, 1998 and October 25, 1997.

               The Company's Rymer Meat subsidiary had total lines of credit available of $2.6 million at April 25, 1998 and $2.4 million at October 25, 1997, of which $1.4 million and $1.0 million respectively, was unused.

               On April 23, 1998, the Company entered into a new loan agreement with FINOVA Capital Corporation. The new agreement provides a credit facility of up to $4 million for the Company based on borrowing base availability calculations. The new agreement replaces the credit facility previously outstanding with LaSalle National Bank.

               Substantially  all  of  the  Company's  property,   plant  and
               equipment and certain current assets are pledged as collateral under the new loan agreement.


          5.   INCOME TAXES
               The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $18.0 million at April 25, 1998 and October 25, 1997. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.



                           RYMER FOODS INC. AND SUBSIDIARIES


          Cautionary Statement

          The statements in this Form 10-Q, included in this Management's Discussion and Analysis, that are forward looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding the operations and financial condition of the Company. Forward looking statements contained in this Form 10-Q included in this Management's Discussion and Analysis involve numerous risks and uncertainties that could cause actual results to differ materially including, but not limited to, the effect of changing general economic conditions, business conditions and demand in the meat industry, the Company's ability to maintain its lending arrangements, or if necessary, access external sources of capital. In addition, the Company's future results of operations and financial condition may be adversely impacted by various factors primarily, the level of the Company's sales. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Form 10-Q. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General

          The Company's consolidated results from operations are generated by its meat processing operation. The Company's common stock currently trades under the symbol RFDS on the over-the-counter bulletin board.

          First Half of 1998 versus First Half of 1997

          Consolidated sales for the first half of 1998 of $13.5 million decreased from the first half of 1997 by $4.2 million or 24%. Sales decreased primarily due to lower sales volume as a result of increased competition and overall lower consumer consumption in the Company's market segments.

          As compared to 1997, consolidated cost of sales decreased by $3.1 million or 19%. As a percentage of sales, the gross margin decreased to 4.6% as compared to 9.9% in 1997 due mainly to the decline in sales.

          Gross profit decreased compared to 1997 by $1.1 million mainly due to the decrease in sales. The Company's hourly work force has declined by approximately 12% at the end of the first half of 1998 versus 1997.

          Selling, general and administrative expenses decreased by $272,000 or 12.4% in 1998 as compared to 1997. Administrative expenses decreased by $346,000. Reductions in salaries and related expenses due to headcount reductions contributed to the majority of the decrease. Selling expenses increased by $74,000 primarily due to increased marketing expenditures.

          During the second  quarter, the Company  completed the sale  of its
          Plant City,  Florida  facility.   Proceeds  from  the sale  of  the
          facility were used to pay down the Company's existing bank loan.


          Interest Expense

          Interest expense decreased  by $1.5 million  or 95% as  compared to
          1997.  This  decrease is due  to the  Company's eliminating   its
          Senior Notes. During the first half of 1997, the Company incurred Senior Note interest of $1.5 million. No Senior Note interest was recorded during 1998 as the Notes were converted into equity during the Company's Chapter 11 bankrupty.

          Income Taxes
          In both 1998 and 1997, no provision for income taxes was recorded due to the loss from continuing operations.





          Second Quarter of 1998 versus Second Quarter of 1997

          Consolidated sales for the second quarter of 1998 of $7.5 million decreased from the second quarter of 1997 by $1.9 million or 20%. Sales decreased primarily due to lower sales volume as a result of increased competition and overall lower consumer consumption.

          The Company experienced  a decline in  unit sales of  approximately
          21%  primarily  due   to  increased   competition.    The   Company
          experienced a decrease of 3.9% in its average selling price.

          As compared to 1997, consolidated cost of sales decreased by $1.3 million or 15.8%. As a percentage of sales, the gross margin decreased to 6.2% as compared to 11.2% in 1997 due mainly to the decline in sales.

          Gross profit decreased compared to 1997 primarily due to a decrease in sales. The Company's hourly work force has declined by 12% at the end of the second quarter of 1998 versus 1997.

          Selling, general and administrative expenses decreased by $144,000 or 12.6% as compared to 1997. Administrative expenses decreased by $177,000 due to headcount reductions versus 1997. Selling expenses increased by $33,000 primarily due to increased marketing expenditures.

          During the second  quarter, the Company  completed the sale  of its
          Plant City,  Florida  facility.   Proceeds  from  the sale  of  the
          facility were used to pay down the Company's existing bank loan.

          Interest Expense

          Interest expense decreased by $667,000 or 93.9% as compared to 1997. This decrease is due to the Company's restructuring of its Senior Notes. During the second quarter of 1997, the Company incurred Senior Note interest of $0.7 million. No senior note interest was recorded during 1998 as the Notes were converted into equity during the Company's restructuring.

          Income Taxes

          In both 1997 and 1996, no provision for income taxes was recorded due to the loss from continuing operations.


          Liquidity and Capital Resources

          The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

          On April 23, 1998, the Company entered into a new loan agreement with FINOVA Capital Corporation. The new agreement provides a credit facility of up to $4 million for the Company based on borrowing base availability calculations. The new agreement replaces the credit facility previously outstanding with LaSalle National Bank.

          As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

          The Company had total lines of credit available of $2.6 million at April 25, 1998 and $2.4 million at October 25, 1997, of which $1.4 million and $1.0 million, respectively, was unused.

          The Company anticipates spending approximately $400,000 for capital expenditures in 1998. The expenditures are primarily for planned improvements at the Meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

          The Company's main computer system and software are not currently Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, invoices or other similiar normal business activities.

          Based on a recent assessment, the Company has determined that it will need to modify a significant portion of its software so that its compter system will properly utilize data beyond December 31, 1999. The Company plans on completing its Year 2000 modifications by the end of its fourth quarter of fiscal 1998 utilizing internal resources for all program changes. As a result, the Company does not anticipate any material costs to complete its Year 2000 program modifications.

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

                                           RYMER FOODS INC.
                                           (Registrant)


                                            By /s/ Edward M. Hebert
                                            Edward M. Hebert, Sr V.P.,
                                            Chief Financial Officer & Treasurer


           Date:  June 9, 1998