Form 10-Q
period 1998-07-25
RYMER FOODS INC
filed 1998-09-08
CIK 56871

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

   (Mark One)
   [  X  ]        QUARTERLY REPORT PURSUANT  TO SECTION 13  OR 15(d)  OF
                           THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                          July 25, 1998

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

                          Yes   X        No

   Registrant had 4,300,000 shares of common stock outstanding as of September 2, 1998.

                     This report consists of 12 pages.

                      PART I - FINANCIAL INFORMATION
                                (Unaudited)
   ITEM 1.  Financial Statements

                     RYMER FOODS INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets



                                                July 25,    October 25,
                                                  1998         1997
                                                     (in thousands)

                       ASSETS
   Current Assets:
     Receivables, net                           $  1,893    $  1,406
     Inventories                                   3,194       4,304
     Other                                           285         193
        Total Current Assets                       5,372       5,903

   Property, Plant and Equipment:
     Leasehold improvements                          965         958
     Machinery and equipment                         839         811
                                                   1,804       1,769
     Less accumulated depreciation
      and amortization                               451          44
                                                   1,353       1,725
   Other:
     Assets held for sale or lease                  -            800
     Other                                           125          43
                                                $  6,850    $  8,471

             LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Bank borrowings                            $  1,577    $  1,394
     Accounts payable                                476         368
     Accrued liabilities                           1,320       1,669
        Total Current Liabilities                  3,373       3,431

   Deferred Employee Benefits                        128         130
                                                   3,501       3,561
   Commitments and Contingencies

   Stockholders' Equity:
     Common stock, $0.04 par - 20,000,000 shares
      authorized; 4,300,000 shares outstanding       172         172
     Additional paid-in capital                    4,851       4,851
     Accumulated deficit                         ( 1,674)    (   113)
        Total Stockholders' Equity                 3,349       4,910
                                                $  6,850    $  8,471

   See accompanying notes.
                                    2.

                     RYMER FOODS INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                                (Unaudited)



                             Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                       Predecessor          Predecessor
                                        Company               Company
                             July 25,   July 26,    July 25,  July 26,
                               1998       1997        1998      1997
                               (in thousands except per share data)

   Net sales                  $ 8,265   $ 8,295     $ 21,794  $ 26,011
   Cost of sales                7,522     7,849       20,422    23,807

   Gross profit                   743       446        1,372     2,204

   Selling, general and
    administrative expenses       920     1,047        2,848     3,247
   Restructuring Costs            -         672          -         672


    Operating loss               (177)   (1,273)      (1,476)   (1,715)

   Interest expense                53       695          136     2,284
   Other income                    (4)     -             (51)      (18)

   Net loss                   $  (226)  $(1,968)    $ (1,561) $ (3,981)

   Per common share data:

    Basic:

     Net loss                 $ (0.05)  $   *       $ (0.36)  $   *


    Diluted:

    Net loss                 $  (0.05)  $   *       $  (0.36) $   *

   * Earnings per share as it relates to the predecessor company is not meaningful due to the Company's reorganization.

   See accompanying notes.
                                    3.

                     RYMER FOODS INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (Unaudited)


                                                  Thirty-Nine Weeks Ended
                                                               Predecessor
                                                                 Company
                                                July 25, 1998  July 26, 1997
                                                       (in thousands)
   CASH FLOWS FROM OPERATIONS
     Loss from continuing operations                 $(1,561)  $ (3,981)
     Non-cash adjustments to loss:
       Depreciation and amortization                     407        498
       Amortization of other assets                      -           58
       Provision for bad debts                            45         90
     Payment-in-kind interest on Senior Notes            -          523
     Net (increase) decrease to accounts receivable     (532)     1,012
     Net decrease (increase) to inventories            1,110     (1,324)
     Net (increase) to other current and
       long-term assets                                 (174)       (52)
     Net (decrease) increase to accounts
      payable and accrued expenses                      (223)     1,629
     Net cash flows from operating activities of
      continuing operations                             (928)    (1,547)
     Net cash flows from operating activities of
      discontinued operations                           (131)      (184)
      Net cash flows from operating activities        (1,059)    (1,731)

   CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                (36)      (456)
     Repayment on Note from the sale
      of Rymer Seafood                                   -          950
     Proceeds from the sale of Plant City                800        -
     Other                                               -          (20)
     Net cash flows from investing activities            765        474

   CASH FLOWS FROM FINANCING ACTIVITIES
     Change in cash overdraft                            111       (226)
     Repayments under line-of-credit facility        (24,878)   (21,761)
     Borrowings under line-of-credit facility         25,061     23,244
     Net cash flows from financing activities            294      1,257

   Net change in cash and cash equivalents               -          -
   Cash and cash equivalents at beginning of year        -          -
   Cash and cash equivalents at end of third quarter $   -     $    -
   Supplemental cash flow information:
     Interest paid                                   $    53   $     79
     Income taxes paid, net of refunds               $   -     $     10

   See accompanying notes.
                                    4.

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

   3.   INVENTORIES
        Inventories are  stated principally  at the  lower of  first-in,
        first-out cost or  market.   The composition  of inventories  at
        July 25, 1998 and October 25, 1997 was (in thousands):


                             July 25, 1998   October 25, 1997
        Raw material             $ 1,546         $ 2,651
        Finished goods             1,648           1,653
             Total               $ 3,194         $ 4,304

   4.   BORROWINGS
        Long-term debt consists of the following (in thousands):

                                                July 25,  October 25,
                                                  1998       1997
             Banks, with interest of 2%
              over prime in 1998 and 1 1/2%      $ 1,577  $ 1,394
                   over prime in 1997

             Other                                  -        -
                                                   1,577    1,394
             Less amounts classified as current    1,577    1,394
                                                 $   -    $   -

        The prime rate applicable to the Company's outstanding bank note payable was 8.5% at both July 25, 1998 and October 25, 1997.

        The Company's Rymer Meat subsidiary had total lines of credit available of $2.6 million at July 25, 1998 and $2.4 million at October 25, 1997, of which $1.1 million and $1.0 million respectively, was unused.

        On April 23, 1998, the Company entered into a new loan agreement with FINOVA Capital Corporation. The new agreement provides a credit facility of up to $4 million for the Company based on borrowing base availability calculations. The new agreement replaces the credit facility previously outstanding with LaSalle National Bank. The FINOVA credit agreement contains certain restrictive covenants which, among other things, limit the amount of indebtedness that can be incurred by the Company and requires the maintenance of certain financial ratios. During the quarter ending July 25, 1998, the Company was in default under certain covenants. FINOVA has agreed to waive the event of default as of July 25, 1998.

        Substantially all of the Company's property, plant and equipment and current assets are pledged as collateral under the new loan agreement

   5.   INCOME TAXES
        The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $18.0 million at July 25, 1998 and October 25, 1997. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

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

   First Three Quarters of 1998 versus First Three Quarters of 1997 Consolidated sales for the first three quarters of 1998 of $21.8 million decreased from the first three quarters of 1997 by $4.2 million or 16%. Sales decreased primarily due to lower sales volume as a result of increased competition and overall lower consumer consumption in the Company's market segments.

   As compared to 1997, consolidated cost of sales decreased by $3.4 million or 14%. As a percentage of sales, the gross margin decreased to 6.3% as compared to 8.5% in 1997 due mainly to the decline in sales.

   The Company's hourly work force has declined by approximately 16% at the end of the first three quarters of 1998 versus 1997.

   Selling, general and administrative expenses decreased by $399,000 or 12.3% in 1998 as compared to 1997. Administrative expenses decreased by $608,000. Reductions in salaries and related expenses due to headcount reductions contributed to the majority of the decrease. Selling expenses increased by $209,000 primarily due to increased marketing expenditures and additions to the Company's sales force.

   Interest Expense
   Interest expense decreased by $2.1 million or 94% as compared to 1997. This decrease is due to the Company's eliminating its Senior Notes. During the first three quarters of 1997, the Company incurred Senior Note interest of $2.1 million. No Senior Note interest was recorded during 1998 as the Notes were converted into equity during the Company's Chapter 11 restructuring.

   Income Taxes
   In both 1998 and 1997, no provision for income taxes was recorded due to the loss from continuing operations.

   Third Quarter of 1998 versus Third Quarter of 1997
   Consolidated sales for the third quarter of 1998 of $8.3 million equalled those from the third quarter of 1997.

   As compared to 1997, consolidated cost of sales decreased by $0.3 million or 4.2%. As a percentage of sales, the gross margin increased to 9.0% as compared to 5.4% in 1997 due mainly to operational efficiencies.

   Selling, general and administrative expenses decreased by $127,000 or 12.1% as compared to 1997. Administrative expenses decreased by $262,000 due to headcount reductions versus 1997. Selling expenses increased by $135,000 primarily due to increased marketing expenditures and additions to the Company's sales force.

   Interest Expense
   Interest expense decreased by $642,000 or 92.4% as compared to 1997. This decrease is due to the Company's restructuring of its Senior Notes. During the third quarter of 1997, the Company incurred Senior
   Note interest of $0.6 million. No senior note was recorded during 1998 as the Notes were converted into equity during the Company's restructuring.

   Income Taxes
   In both 1998 and 1997, no provision for income taxes was recorded due to the loss from continuing operations.

   Liquidity and Capital Resources
   The Company makes sales  primarily on a seven  to thirty day  balance
   due basis.   Purchases from  suppliers have  payment terms  generally
   ranging from wire transfer at time of shipment to fourteen days.

   On April 23, 1998, the Company entered into a new loan agreement with FINOVA Capital Corporation. The new agreement provides a credit facility of up to $4 million for the Company based on borrowing base availability calculations. The new agreement replaces the credit facility previously outstanding with LaSalle National Bank. The FINOVA credit agreement contains certain restrictive covenants which, among other things, limit the amount of indebtedness that can be incurred by the Company and requires the maintenance of certain financial ratios. During the quarter ending July 25, 1998, the Company was in default under certain covenants. FINOVA has agreed to waive the event of default as of July 25, 1998.

   As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

   The Company had total lines of credit available of $2.6 million at July 25, 1998 and $2.4 million at October 25, 1997, of which $1.1 million and $1.0 million, respectively, was unused.

   The Company anticipates spending approximately $300,000 for capital expenditures in 1998. The expenditures are primarily for planned improvements at the Meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

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

    Date:  September 8, 1998