Form 10-K405
period 1998-10-31
RYMER FOODS INC
filed 1999-01-27
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

              Annual Report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
               For the Fiscal Year ended October 31, 1998

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

  As of January 8, 1999, 4,300,000 shares of common stock were outstanding, and the aggregate market value of the common shares held by nonaffiliates on that date was approximately $.7 million.

                   DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for 1999 Annual Meeting of Stockholders (Part III) (to be filed with the Securities and Exchange Commission on or before February 28, 1999). Certain exhibits are incorporated herein by reference. The Index of Exhibits is on Page 30 of this document.

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

  In 1998 the Company reported a loss from continuing operations of $2.0 million. The Company reduced operating expenses by $1.7 million or 30% as compared to a combined 1997 due primarily to elimination of restructuring costs in 1998.

  On a combined basis for 1997 (the one-month period ended October 25, and the eleven-month period ended September 20, the Company reported a loss from continuing operations of $4.9 million.

  In fiscal 1996, the Company reported a loss from continuing operations of $7.1 million. The Company achieved reductions in operating expenses of $5.0 million or 51% as compared to fiscal 1995 due primarily to ongoing cost reductions at its meat processing facility and corporate office.

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

  The Company has agreements with certain of its suppliers to purchase raw materials. These agreements extend for up to one year and specify the price and quantity of materials to be purchased. The aggregate commitment for future purchases as of October 31, 1998 was approximately $4.3 million.

  Customers

  Sales to two groups of the Company's customers, Bonanza and Ponderosa, together accounted for approximately 8%, 16.7%, and 26.0% of the Company's sales from continuing operations in fiscal 1998, 1997 and 1996, respectively. Franchise rights for both Bonanza and Ponderosa restaurants are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated.

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

  Research and development expenses are charged to operations as incurred. Expenditures for the three fiscal years ending October 31, 1998, October 25, 1997, and October 26, 1996 were not material as compared to other operational expenses.

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

  Environmental Matters

  The Company believes that it is in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. No significant costs were incurred by the Company to comply with environmental regulations during the three fiscal years ended October 31, 1998, October 25, 1997, and October 26, 1996. The Company has not received notice of, and is not aware of any claims arising under any federal or state environmental laws.

  Employees

  At October 31, 1998, Rymer Foods had approximately 190 employees, of whom approximately 150 were covered by union contracts. The Company currently enjoys stable relations with its employees.

  Seasonality

  The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter primarily due to consumers' dining preferences.

  Item 2.  Properties

  At October 31, 1998, the principal physical property of Rymer Foods consisted of the following:

                          Footage   Ownership Expiration      Facility Use
                          -------   --------------------      ------------
       Chicago, Illinois  123,000     Leased Month to     Offices/Production/
                                          Month               Warehouse

  The Chicago facility is considered suitable and adequate to meet the needs of the Company. The long term lease for the Chicago meat processing facility expired in July 1996. The Company has subsequently negotiated for revised lease space and lower rental costs. However, a new lease has not been finalized. Management expects to lease on a month-to-month basis for the time being. See Note 8 to the Consolidated Financial Statements for a summary of the Company's rental expense for leased facilities and for production and office equipment.

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

  Share prices for  1997 have  not been  restated to  reflect the  25 to  1
  reverse stock  split.   On January  9, 1999,  the Company's  stock  price
  closed at $0.19 per share.

  The following table sets  forth, for the  fiscal quarters indicated,  the
  high and low sales prices of  the Common Stock.   As of January 9,  1999,
  there were approximately 279 holders of record of Common Stock.

                                           High           Low
                                           ----           ---
            1998
              First Quarter               $ 1.38         $ 1.00
              Second Quarter                1.25           0.75
              Third Quarter                 0.75           0.25
              Fourth Quarter                0.81           0.34

            1997
              First Quarter               $ 0.50         $ 0.25
              Second Quarter                0.28           0.01
              Third Quarter                 0.10           0.04
              Fourth Quarter                0.09           0.06


  Dividends

  No dividends have been paid on the Common Stock since prior to 1983. The ability of Rymer Foods to pay dividends on the Common Stock is substantially limited by its bank credit agreements. The Company does not anticipate that it will be able to pay any dividend on the Common Stock in the foreseeable future.

 Item 6.  Selected Financial Data
 (in thousands, except per share data)

                              Reorganized Company               Predecessor Company
                          Twelve      One        Eleven
                          Month       Month      Month       Fiscal     Fiscal    Fiscal
                          Period      Period     Period       Year       Year      Year
                          Ended       Ended      Ended       Ended      Ended     Ended
                         Oct. 31,    Oct. 25,   Sept. 20,   Oct. 26,   Oct. 28,  Oct. 29,
                           1998        1997       1997        1996       1995      1994
                          ------      -----      ------      ------     ------   -------
Results from continuing
 operations:
 Net sales               $30,203    $ 2,796    $ 31,095    $ 44,329   $ 79,920  $106,252
 (Loss) income from
  continuing operations
  before extraordinary
  item                    (2,017)      (113)     (4,828)     (7,144)   (29,620)    1,883
 (Loss) income from
  discontinued operations    -          -           -          (167)       290       121
 (Loss) gain on
  dispositions of
  discontinued operations    -          -          (566)      1,853)       -       4,474
 Extraordinary gain on
  discharge  of debt         -          -        25,603         -          -         -
                          ------      -----      ------      ------     ------   -------
 Net (loss) income        (2,017)      (113)     20,209      (9,164)   (29,330)    6,478

 Working capital (deficit) 1,474      2,472     (22,623)    (18,202)   (10,524)   16,013
 Total assets              6,880      8,266       9,070      10,563     26,074    51,506
 Long-term liabilities       -          -         1,097         806        842    19,994
 Stockholders'
  equity (deficit)         2,893      4,910       5,023     (15,616)    (6,858)   22,464


 Basic per share common
  stock data:
  Loss from continuing
   operations           $  (0.47)    $ (0.03)       *           *          *         *
  Net loss              $  (0.47)    $ (0.03)       *           *          *         *

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

  Fiscal  1998 Compared  with Fiscal  1997

  Consolidated sales for 1998 of $30.2 million decreased from 1997 by $3.7 million or 10.9%. Sales volume accounted for approximately 96% of the sales decrease with lower prices and changes in the sales mix accounting for the remaining decrease.

  Sales decreased primarily due to reduced sales to certain major customers during the first quarter of 1998. In addition, sales decreased partially as a result of the Company's customers experiencing sales declines.
  Many restaurant chains have experienced sales declines due to ever-increasing competitive pressures in the casual dining segment of the foodservice market. The decrease was primarily volume related as the average selling price decreased by only 1.3%.

  As compared to 1997, consolidated cost of sales decreased by $2.8 million or 9.1% while total gross profit decreased by $.9 million or 29.3%. As a percentage of sales, the consolidated gross margin decreased to 7% as compared to 8.9% in 1997.

  Gross profit decreased compared to 1997 primarily due to decreased unit sales along with mix changes in sales to national restaurant chain accounts and higher raw material costs. In addition, the Company experienced inefficiencies in production related to changes in personnel.

  Selling, general and administrative expenses remained approximately the same. Selling expenses increased by $.3 million primarily due to additional promotion cost related to introduction of Angus Ranch Brand Steaks. Administrative expenses decreased by $.3 million primarily due to administrative headcount reductions.

  Interest expense decreased by $2.1 million or 91.6% from 1997 to 1998 due primarily to the elimination of Senior Note interest in 1998.

  In 1998, no provision for income taxes was recorded due to the Company's loss.

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

  On October 16, 1997, the Company entered into an agreement to sell its Plant City, Florida facility, an asset remaining from the discontinued Rymer Chicken operation which was disposed of in 1993. The agreement requires a purchase price of $800,000. The terms of the sale are as follows: 35% cash down payment, balance to be paid over a five-year period. This note was paid in cash in 1998. The sale was closed in the second fiscal quarter of 1998. As a result of the pending sale of the facility, a $566,000 loss was incurred in the eleven month period ended September 20, 1997. This charge is included as a loss from disposition of discontinued operations in the Company's consolidated statement of operations in 1997. The loss is primarily attributable to a write-down of the facility's book value to the sales price plus estimated expenses to repair the facility.

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

  On April 23, 1998 the Company entered into a loan and security agreement with FINOVA which replaced the working capital agreement with LaSalle. The Credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in violation of a covenant which FINOVA has agreed to waive. The Company may be in violation of certain loan covenants in the future. While the Company believes that FINOVA will waive these violations going forward, there are no assurances in that regard.

  In conjunction with its bankruptcy filing, the Company, on August 29, 1997, entered into a revised loan agreement with LaSalle. The revised agreement provided a credit facility of up to $4 million for the Company through April 1998 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 25, 1997. At October 25, 1997, the Company had a bank loan of $1.4 million outstanding under its line of credit with LaSalle.

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

  The Company had working capital of $1.5 million at October 31, 1998 and $2.5 million at October 25, 1997.

  The Company had total lines of credit available based on borrowing base calculations of $2.6 million at October 31, 1998 and $2.4 million at October 25, 1997, of which $.7 million and $1.0 million, respectively, was unused.

  The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $4.3 million as of October 31, 1998.

  The Company  anticipates  spending  approximately  $350,000  for  capital expenditures in 1999. The expenditures are primarily for planned improvements. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

  The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by early 1999. Phase III, to be completed by mid-1999 is the final testing of each area of exposure to ensure compliance. The Company has identified two major areas determined to be critical for successful Y2K compliance:

  (1) financial and informational systems applications and (2) third-party relationships.

  In accordance with Phase I of the program, the Company has conducted its review and has determined all major areas which need to be upgraded. In the financial and information systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial reporting systems are not Y2K compliant, but are scheduled for upgrade in early 1999. The Company has contacted most of their major third parties, who state they intend to be Y2K compliant by 2000.

  The Company believes that the cost to update its systems is not significant. The Company plans on completing the work with existing personnel. The Company anticipates completion in the first half of 1999.

  Seasonality

  The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

  Impact of Inflation

  Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.

  Fourth Quarter Adjustments

  1998
  None.

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

  Item 8.  Financial Statements and Supplementary Data

  Index to Consolidated Financial Statements and Supplementary
   Financial Data

                                                                      Pages

  Reports of Independent Accountants                                  13-14

  Financial Statements:

    Consolidated Statements of Operations for the fiscal years
    ended October 31, 1998, October 25, 1997 and October 26, 1996        15

    Consolidated Balance Sheets as of October 31, 1998 and
    October 25, 1997                                                     16

    Consolidated Statements of Cash Flows for the fiscal years
    ended October 31, 1998, October 25, 1997 and October 26, 1996        17

    Consolidated Statements  of  Stockholders'  Equity  (Deficit)
    for the fiscal years ended October 31, 1998, October 25, 1997
    and October 26, 1996                                                 18


  Notes to Consolidated Financial Statements                          19-28

  Supplementary Financial Data:

    Schedule II - Valuation and Qualifying Accounts and Reserves         29


  Note: Reporting for the year ended October 25, 1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997.

                    REPORT OF INDEPENDENT ACCOUNTANTS


         To the Stockholders and Board of Directors
         Rymer Foods Inc.

         We have audited the consolidated balance sheets of Rymer Foods Inc. and subsidiaries as of October 31, 1998 and October 25, 1997, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended October 31, 1998, the one-month period ended October 25, 1997 and the eleven-month period ended September 20, 1997. These financial statements are the responsibility of the Company's management. Our
         responsibility   is  to  express   an  opinion  on   these
         financial statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rymer Foods Inc. and subsidiaries as of October 31, 1998 and October 25, 1997, and the consolidated results of their operations and their cash flows for the year ended October 31, 1998, the one-month period ended October 25, 1997 and the eleven-month period ended September 20, 1997, in conformity with generally accepted accounting principles. We have also audited Schedule II of Rymer Foods Inc. and subsidiaries for the years ended October 31, 1998 and October 25, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

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

         The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Rymer Foods Inc. will continue as a going concern. As more fully described in Notes 2 and 7 to the consolidated financial statements, the Company's credit facility extends through April 2001. At year end, the Company was in violation of certain loan covenants. This could result in termination of the Company's credit agreements, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/ Grant Thornton LLP



         Chicago, Illinois               Grant Thornton LLP
         December 11, 1998

                    REPORT OF INDEPENDENT ACCOUNTANTS

         To the Stockholders and Board of Directors
         Rymer Foods Inc.

         We have audited the consolidated statements of operations, stockholders' deficit and cash flows of Rymer Foods Inc. and subsidiaries for the year ended October 26, 1996. We have also audited the financial statement
         Schedule II of Rymer Foods Inc. and subsidiaries for the year ended October 26, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Rymer Foods Inc. and subsidiaries for the year ended October 26, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, for the year ended October 26, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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



                                     /s/ PricewaterhouseCoopers LLP


         Chicago, Illinois               Coopers & Lybrand L.L.P.
         December 16, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended October 31, 1998, October 25, 1997 and October 26, 1996
(in thousands except share data)

                              Reorganized Company     Predecessor Company
                              Twelve      One         Eleven
                              Month       Month       Month       Fiscal
                              Period      Period      Period      Year
                              Ended       Ended       Ended       Ended
                              Oct. 31,    Oct. 25,    Sept. 20,   Oct. 26,
                                1998        1997        1997        1996
                               ------      ------      -------     -------

Net sales                     $30,203     $ 2,796     $ 31,095    $ 44,329
Cost of sales                  28,078       2,562       28,324      42,516
                               ------      ------      -------     -------
  Gross profit                  2,125         234        2,771       1,813
Selling, general and
 administrative expenses        4,001         333        3,793       4,794
Restructuring charge              -            -         1,608          -
                               ------      ------      -------     -------
Operating loss                 (1,876)        (99)      (2,630)     (2,981)
Interest expense                  196          15        2,318       4,198
Other Income                      (55)         (1)        (120)        (35)
                               ------      ------      -------     -------
  Loss from continuing
  operations before
  income taxes                 (2,017)       (113)      (4,828)     (7,144)
                               ------      ------      -------     -------
Provision for income taxes        -            -           -            -
  Loss from continuing
  operations                   (2,017)       (113)      (4,828)     (7,144)
Loss from discontinued
  operations, net                 -            -           -          (167)
Loss on dispositions of
  discontinued operations, net    -            -          (566)     (1,853)
                               ------      ------      -------     -------
Net loss before
  extraordinary item           (2,017)       (113)      (5,394)     (9,164)
Extraordinary gain on
  discharge of debt               -            -        25,603          -
                               ------      ------      -------     -------
Net (loss) income             $(2,017)    $  (113)    $ 20,209    $ (9,164)
                               ======      ======      =======     =======

Per common share:
 Basic:
   Loss from continuing
    operations                $ (0.47)    $ (0.03)         *           *
   Net loss before
    extraordinary item        $ (0.47)    $ (0.03)         *           *
   Net loss                   $ (0.47)    $ (0.03)         *           *
 Diluted:
   Loss from continuing
    operations                $ (0.47)    $ (0.03)         *           *
   Net loss before
    extraordinary item        $ (0.47)    $ (0.03)         *           *
   Net loss                   $ (0.47)    $ (0.03)         *           *
Weighted average shares of
 common stock outstanding:
 Basic                        4,300,000   4,300,000        *           *
 Diluted                      4,300,000   4,300,000        *           *


See accompanying notes.

* Earnings per share amount as it relates to the predecessor company is not meaningful due to the reorganization.

  CONSOLIDATED BALANCE SHEETS
  October 31, 1998 and October 25, 1997

    ASSETS                                        1998          1997
                                                 ------        ------
                                                    (in thousands)
  Current assets:
    Receivables, net of allowance for doubtful
     accounts of $155,000 in 1998 and $141,000
     in 1997                                    $ 1,956       $ 1,406
    Inventories                                   3,266         4,304
    Other                                           113           193
                                                 ------        ------
       Total current assets                       5,335         5,903
  Property, plant and equipment:
    Leasehold improvements                        1,001           958
    Machinery and equipment                         989           811
                                                 ------        ------
                                                  1,990         1,769
  Less accumulated depreciation and amortization    567            44
                                                 ------        ------
                                                  1,423         1,725
  Assets held for sale or lease                      -            800
  Other                                             122            43
                                                 ------        ------
                                                $ 6,880       $ 8,471
                                                 ======        ======
    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Current portion of borrowings               $ 1,851       $ 1,394
    Accounts payable                                667           368
    Accrued interest                                 21            15
    Accrued liabilities                           1,322         1,654
                                                 ------        ------
       Total current liabilities                  3,861         3,431
  Deferred employee benefits                        126           130
                                                 ------        ------
                                                  3,987         3,561

  Commitments and contingencies (Note 13)            -             -

  Stockholders' equity
    Preferred stock, none outstanding                -             -
    Common stock, $.04 par, 20,000,000  shares
     authorized, 4,300,000 shares outstanding
     in 1998 and 1997                               172           172
    Additional paid-in capital                    4,851         4,851
    Accumulated deficit                          (2,130)         (113)
                                                 ------        ------
       Total stockholders' equity                 2,893         4,910
                                                 ------        ------
                                                $ 6,880       $ 8,471
                                                 ======        ======
  See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended October 31, 1998, October 25, 1997 and October 26, 1996

                                                    Reorganized Company Predecessor Company
                                                    Twelve    One       Eleven
                                                    Month     Month     Month      Fiscal
                                                    Period    Period    Period     Year
                                                    Ended     Ended     Ended      Ended
                                                    Oct. 31,  Oct. 25,  Sept. 20,  Oct. 26,
                                                     1998      1997       1997       1996
                                                   -------    ------    -------    -------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations                 $ (2,017)  $  (113)  $ (4,828)  $ (7,144)
  Non-cash adjustments to loss:
    Depreciation and amortization                      523        44        579      1,077
    Restructuring charge                                -         -       1,608         -
    Deferred compensation expense                       -         -          -         (26)
    Provision for bad debts                             60        10        110         53
    Payment in kind interest on Senior Notes            -         -          -       3,621
  Changes in assets and liabilities:
    Net (increase) decrease to accounts receivable    (610)      179      1,024      1,896
    Net (increase) decrease to inventories           1,038        58     (1,090)     8,847
    Net (increase) decrease to other current
     and other long-term assets                          1       (17)        95        663
    Net (decrease) increase to accounts
     payable and accrued expenses                     (257)       40      1,128     (1,385)
                                                   -------    ------    -------    -------
  Net cash flows from operating activities
   of continuing operations                         (1,262)      201     (1,374)     7,602
  Net cash flows from operating activities
   of discontinued operations                           -         (7)      (196)     3,077
                                                   -------    ------    -------    -------
       Net cash flows from operating activities     (1,262)     (194)    (1,571)    10,679
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of Rymer Seafood               -          -        950      1,500
  Capital expenditures                                (221)       (6)      (609)      (529)
  Other                                                 -          -          1          1
  Net cash flows from investing activities
   of discontinued operations                          800         -         -          (5)
                                                   -------    ------    -------    -------
       Net cash flows from investing activities        579        (6)       342        967
                                                   -------    ------    -------    -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in cash overdraft                             226        38       (181)      (348)
  Repayments under line-of-credit facility         (33,689)   (3,051)   (27,021)   (49,991)
  Borrowings under line-of-credit facility          34,146     2,825     28,431     42,075
  Principal payments on debt                            -         -          -        (267)
                                                   -------    ------    -------    -------
  Net cash flows from financing activities
   of continuing operations                            683      (188)     1,229     (8,531)
  Net cash flows from financing activities of
   discontinued operations                              -         -          -      (3,115)
                                                   -------    ------    -------    -------
       Net cash flows from financing activities        683      (188)     1,229    (11,646)
                                                   -------    ------    -------    -------
  Net change in cash                                    -         -          -          -
  Cash and cash equivalents balance at
   beginning of fiscal year                             -         -          -          -
                                                   -------    ------    -------    -------
  Cash and cash equivalents balance at end
   of fiscal year                                 $     -    $    -    $     -    $     -
                                                   =======    ======    =======    =======
  See accompanying notes.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the fiscal years ended October 31, 1998, October 25, 1997 and October 26, 1996


                                            Additional             Notes Receivable      Total
                                   Common    Paid-In   Accumulated  from Sale of     Stockholders'
                                   Stock     Capital     Deficit    Common Stock   Equity (Deficit)
                                   -------    -------    -------      ------           -------
Balance at October 28, 1995       $ 10,754   $ 44,363   $(61,569)    $  (406)         $ (6,858)
  Net loss                              -          -      (9,164)                       (9,164)
  Repayment of notes
   receivable                           -          -          -          406               406
                                   -------    -------    -------      ------           -------
Balance at October 26, 1996         10,754     44,363    (70,733)                      (15,616)
Net income for the eleven
 month period ended
 September 20, 1997                     -          -      20,209          -             20,209
Effect of reorganization and
 fresh start accounting:
  Cancellation of predecessor
   deficit                         (10,599)   (39,925)    50,524          -                 -
  Issuance of new shares pursuant
   to plan of reorganization            17        413         -           -                430
                                   -------    -------    -------      ------           -------
Balance at September 20, 1997          172      4,851         -           -              5,023
Net loss for one month period
 ended October 25, 1997                 -          -        (113)         -               (113)
                                   -------    -------    -------      ------           -------
Balance at October 25, 1997            172      4,851       (113)         -              4,910
Net loss                                -          -      (2,017)         -             (2,017)
                                   -------    -------    -------      ------           -------
Balance at October 31, 1998       $    172   $  4,851   $ (2,130)    $    -           $  2,893
                                   =======    =======    =======      ======           =======

See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  Summary of Significant Accounting Policies

  Fiscal Year and Basis of Presentation

  The fiscal year of the  Company ends the last  Saturday in October.   For
  all years presented, the fiscal year was 52 weeks except 1998 which was 53 weeks.

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

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all significant intercompany accounts and transactions. The Company is engaged in the development and production of frozen, pre-seasoned, portion controlled meat entrees for restaurants and other foodservice customers, primarily in the United States.

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

  Earnings (Loss) Per Share

  Since there is a net loss, common stock equivalents are excluded from the diluted earnings per share calculation since they would be antidilutive.

  Amounts for the predecessor company are not presented as the data is not meaningful due to the Company's reorganization.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at October 31, 1998 and October 25, 1997, and the reported amounts of revenues and expenses during the three year period ended October 31, 1998. Actual results could differ from those estimates.

  2.  Going Concern

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

  In 1998, the Company reported a decrease in net sales from continuing operations as compared to 1997 of 10.9% principally due to lower sales to certain national restaurant chains. Also in 1998, the Company reported a
  loss from continuing operations of $2.0 million,  the   sixth  loss  from
  continuing  operations  before extraordinary item in the last seven years.

  At year end, the Company was in violation of certain loan covenants. The Company's lender, FINOVA, has agreed to waive the covenant violation at year end. The Company may be in violation in the future and this could cause termination of the Company's credit agreement. This situation raises substantial doubt about the Company's ability to continue operating as a going concern. The fiscal 1998 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  Management believes that the Company's future success is dependent in part upon reversing its sales decline, on the containment of operating costs, and on the success of relationships with its lenders. The Company is pursuing new sales opportunities while continuing to streamline its production process and to reduce other costs.

  3.  Restructuring and Restructuring Charges

  During the 1997 fiscal year, the Company recorded a Restructuring charge of $1.6 million related to its Senior Note restructuring plan. These costs included legal fees, financial consultants, and other costs associated with the conversion process of the Company's Senior Notes to equity.

  4.  Discontinued Operations and Assets Held for Sale

  The accompanying consolidated financial statements reflect the operations of the Company's Rymer Seafood and Rymer Plant City subsidiaries as discontinued operations for accounting purposes.

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

  During the final quarter of 1997, the Company entered into an agreement to sell its Plant City, Florida facility. The contract called for a purchase price of $800,000. The terms of the selling agreement were as follows: 35% down payment, balance to be paid over a five-year note. The five year note was paid off in cash in 1998. The sale was closed in the second fiscal quarter of 1998. As a result of the sale of the facility, a $566,000 loss was incurred. This charge is included as a loss from disposition of discontinued operations in the Company's consolidated statement of operations prior to the reorganization in 1997. The loss is primarily attributable to a write-down of the plant's book value to the agreed contract price plus estimated expenses to repair the facility.

  Other Discontinued Operations

  The  following  summarizes  the  results  of  the  various   discontinued
  operations reflected in the accompanying Consolidated Statements of Operations (in thousands):

                         Reorganized Company            Predecessor Company
                       Twelve             One         Eleven
                        Month            Month         Month          Fiscal
                       Period           Period        Period           Year
                        Ended            Ended         Ended          Ended
                       Oct. 31,         Oct. 25,     Sept. 20,       Oct. 26,
                        1998              1997         1997            1996
                       -------          -------      -------         -------
Sales:
  Rymer Seafood       $   -            $    -       $   -           $ 52,547
  Rymer Chicken           -                 -           -                -
                       -------          -------      -------         -------
     Total sales      $   -            $    -       $   -           $ 52,547
                       =======          =======      =======         =======
Income (loss) from
 discontinued
 operations:
  Rymer Seafood       $   -            $    -       $   -           $    283
  Rymer Chicken           -                 -           -               (450)
                       -------          -------      -------         -------
                      $   -            $    -       $   -           $   (167)
                       =======          =======      =======         =======
Loss on dispositions
 of discontinued
 operations:
  Rymer Seafood       $   -             $   -       $   -           $ (1,853)
  Rymer Chicken           -                 -          (566)             -
                       -------          -------      -------         -------
                      $   -             $   -       $  (566)        $ (1,853)
                       =======          =======      =======         =======

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

  The effect of the plan of reorganization on the Company's Consolidated Balance Sheet as of September 20, 1997 is as follows (in thousands):

                       Pre-
                  Reorganization    Adjustment            Reorganized
                  Balance Sheet     to Record     Fresh-Start   Balance Sheet
                  September 20,      Plan of       Accounting    September 21,
                       1997      Reorganization   Adjustments        1997
                      ------         ------         --------        ------
ASSETS
Current assets       $ 5,875        $  (144)        $    -         $ 5,731

Non-current assets     3,363           (764)             -           2,599
                      ------         ------          -------        ------
                     $ 9,238        $  (908)        $    -         $ 8,330

LIABILITIES

Other liabilities    $ 4,645        $(1,338)        $    -         $ 3,307
Liabilities subject
 to Chapter 11        25,603        (25,603)             -            -

Stockholder equity:
 Common stock         10,754             17          (10,599)          172
 Paid-in capital      44,363            413          (39,925)        4,851
 Accumulated deficit (76,127)        25,603           50,524          -
                      ------         ------          -------        ------
                     (21,010)        26,033              -           5,023
                      ------         ------          -------        ------
                    $  9,238        $  (908)        $    -         $ 8,330
                      ======         ======          =======        ======
  6.  Inventories

  Inventories consist of the following (in thousands):

                               Oct. 31,          Oct. 25,
                                 1998              1997
                                ------            ------
         Raw materials         $ 2,166           $ 2,651
         Finished goods          1,100             1,653
                                ------            ------
                               $ 3,266           $ 4,304
                                ======            ======
  7.  Borrowings

  Current borrowings consisted of the following (in thousands):

                                         October 31,        October 25,
                                            1998               1997
                                           -----              -----
       Banks, with interest of 2% over
       prime in 1998 and 1 1/2% over
       prime in 1997                      $ 1,851            $ 1,394
                                           ======             ======


  The prime rate applicable to the Company's outstanding bank notes payable was 8% at October 31, 1998 and 8.5% at October 25, 1997. The weighted average interest rate relating to these borrowings was 10.1% and 10.0% during fiscal 1998 and 1997 respectively.

  The Company on April 23, 1998 entered into a loan agreement with FINOVA that replaced the loan agreement with LaSalle. The credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in violation of a covenant which FINOVA has agreed to waive. The Company may be in violation of certain loan covenants in the future. While the Company believes that FINOVA will waive those violations going forward, there can be no assurances in that regard.

  In conjunction with its bankruptcy filing, the Company, on August 29, 1997, entered into a revised loan agreement with LaSalle. The revised agreement provided a credit facility of up to $4 million for the Company through April 1998 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 25, 1997. At October 25, 1997, the Company had a bank loan of $1.4 million outstanding under its line of credit with LaSalle. Subsequent to year-end, the Company was in violation of certain loan covenants with LaSalle. LaSalle agreed to waive such covenants. The Company was in compliance with its loan covenants as of October 25, 1997.

  Under the agreement noted above the Company's Rymer Meat subsidiary had total lines of credit available of $2.6 million at October 31, 1998 and $2.4 million at October 25, 1997, of which $.7 million and $1.0 million, respectively, was unused.

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

  8.  Leases

  The Company and its subsidiaries lease certain facilities and equipment used for offices and manufacturing. Total rental expense from continuing operations under all operating leases was approximately $476,000, $476,000, and $683,000, in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The above lease costs do not include the costs of taxes, insurance, maintenance and utilities which the Company and its subsidiaries are required to pay.

  The lease for the Chicago meat processing facility expired in July 1996. The Company has subsequently negotiated for revised lease space and lower rental costs and leases the facility on a month-to-month basis.

  Property, plant and equipment recorded under lease commitments under non-cancelable leases are not material.

  9.  Income Taxes

  The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $9.0 million and $18.0 million at October 31, 1998 and October 25, 1997, respectively. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

  The components of the net deferred tax asset recorded in the accompanying consolidated balance sheets as of October 31, 1998 and October 25, 1997 are as follows (in thousands):

                                                     1998           1997
                                                    ------         ------
       Deferred tax assets:
         Accounts receivable                       $    53        $    48
         Inventories                                    94             88
         Property, plant and equipment                 352            888
         Other liabilities and reserves                 97            405
         Alternative minimum tax credits                68             33
         Net operating loss carryforwards            3,152          6,067
         Investment tax credits                        512            174
         Contribution carryover                         10              0
                                                    ------         ------
           Total deferred tax assets                 4,338          7,703
         Less:  Valuation allowance                 (4,338)        (7,703)
                                                    ------         ------
           Net deferred tax asset                  $   -          $   -
                                                    ======         ======

  The following table accounts for the difference between the actual tax provision attributable to loss before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes.

                                               Fiscal Years Ended
                                     October 31,    October 25,    October 26,
                                        1998           1997           1996
                                       -------        -------        -------
(Loss) income before income taxes:
  Loss from continuing operations     $ (2,017)      $ (4,941)      $ (7,144)
  (Loss) income from discontinued
   operations                              -             (566)          (167)
  Loss on dispositions of
   discontinued operations                 -              -           (1,853)
                                       -------        -------        -------
  Total loss before income taxes      $ (2,017)      $ (5,507)      $ (9,164)
                                       =======        =======        =======
Total (benefit) provision computed
 by applying the U.S. statutory
 rate (34%)                           $   (686)      $ (1,872)      $ (3,116)
Increases (decreases) in taxes due to:
  Loss which provides no current
   tax benefit                             686          1,872          3,052
  Other differences, net                   -              -               64
                                       -------        -------        -------
Actual tax provision                  $    -         $    -         $    -
                                       =======        =======        =======

  The Company's Federal income tax returns are subject to review by the Internal Revenue Service, the results of which cannot be predicted with certainty. At October 31, 1998, the Company had an operating loss carryforward for tax reporting purposes approximating $9 million which is available to offset future Federal taxable income which begins to expire in 2007. Additional restrictions under Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

  10.  Stockholders' Equity

  The Company has authorized 20,000,000 shares of common stock with a par value of $0.04 per share and 400,000 shares of preferred stock with a par value of $10 per share.

  At October 31, 1998,  there were 430,000   stock shares reserved for  the
  exercise of stock options.


  11.  Capital Stock, Stock Options and Warrants

  In 1994, the Company adopted  the 1994 Stock Plan  (the 1994 Plan).   The
  1994 Plan permitted the issuance to key employees and directors options to purchase up to 580,000 shares of common stock.

  Options granted under the 1994 Plan were exercisable at the fair market value of the Common Stock on the date the option was granted. At October 26, 1996, 293,250 options were outstanding under the 1994 Plan. In connection with the Company's restructuring, the options under the 1994 Plan were cancelled.

  No compensation expense has been recognized by the Company as all options were granted at the market price of the stock at the date of the grant.

  A summary of stock option activity and other related information is as follows:


                                         1998         1997            1996
                                       -------      -------         -------

Shares under option at beginning of
 year                                      -        624,750         799,500
Options granted (at $.44 to $1.00 in
 in 1998, at prices of $1.50 in 1996)  348,000          -           175,000
Options cancelled and expired              -       (624,750)       (681,250)
                                       -------      -------         -------

Shares under option at the end of the
 year
No shares exercised at October 31,
 1998                                  348,000          -           293,250
                                       =======      =======         =======
Shares available for option at
 end of year                            82,000          -           624,750
                                       =======      =======         =======

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

  During 1998, the Company issued options to key employees and board members for the purchase of 348,000 shares of common stock. The options vest either immediately or equally over a four year period, commencing with the date of grant. The exercise price ranges from $0.44 per share to $1.00 per share, the market price on the date of grant. The options will expire five years from the date of grant. The pro forma affect of applying the fair value based method to this option would not have a material affect on the reported net earnings (loss) and would not change the net earnings (loss) per share for the year ended October 31, 1998. The fair value of this option was computed by applying the following assumptions to the Black Scholes options pricing model: no dividends; risk-free interest rate of 5.76%; volatility of 26.0%; and an average term of 4 years.


  12.  Employee Benefit Plans

  The Company currently sponsors a Company-wide 401(k) savings plan. The plan covers all salaried personnel at the Chicago processing plant and the Company's corporate headquarters who have completed 6 months of service. The Company makes matching contributions to the 401(k) savings plan of up to 5% of each participants' compensation.

  Contributions and costs expensed under the 401(k) savings plan for employees relating to the Company's continuing operations amounted to approximately $86,000, $96,000 and $91,000 for fiscal 1998, fiscal 1997, and fiscal 1996, respectively.

  13.  Commitments and Contingencies

  The amounts of liability, if any, for claims and actions against the Company and its subsidiaries at October 31, 1998 are not determinable but, in the opinion of management, such liability, if any, would not have a material effect upon the Company's financial position or results of operations.

  The Company  has  agreements  with  certain  of  its  customers  to  sell merchandise over the next year for specified prices. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of $4.3 million as of October 31, 1998.

  14.  Supplemental Cash Flow Information

  Supplemental cash flow information is as follows (in thousands):

                                             1998       1997        1996
                                             ----       ----        ----
       Cash paid for:
         Interest                            $190       $128        $423

         Federal, state and local
          income taxes (net of tax refunds)  $ 10       $ 10        $(32)

  15.  Concentration of Credit Risk and Supplemental Sales Information

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

  Sales to two groups of the Company's other customers, Bonanza and Ponderosa, together accounted for approximately 8%, 16.7% and 26.0% of the Company's sales from continuing operations in fiscal 1998, 1997 and 1996, respectively. Franchise rights for both Bonanza and Ponderosa are owned by Metromedia, Inc. The Bonanza and certain of the Ponderosa restaurants are independently owned and operated.

  The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company.

  16.  Fourth Quarter Adjustments

  1998

  None

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

  17.  New Accounting Pronouncements

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

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                  PART III


  Item 10.  Directors and Executive Officers of the Registrant

  The disclosure required by Item 10 is set forth in, and is incorporated by reference to, the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 1999 (the 1999 Proxy Statement).

  Item 11.  Executive Compensation

  The disclosure required by Item 11 is set forth in, and is incorporated by reference to, the 1999 Proxy Statement.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The disclosure required by Item 12 is set forth in, and is incorporated by reference to, the 1999 Proxy Statement.

  Item 13.  Certain Relationships and Related Transactions

  The disclosure required by Item 13 is set forth in, and is incorporated by reference to, the 1999 Proxy Statement.

                                 PART IV

  Item 14.  Exhibits, Financial  Statement  Schedules, and Reports  on Form
  8-K

  (a) 1. The following audited consolidated financial statements of    Page
         the Company are included in Part II, Item 8:

         Consolidated Statements of Operations for the fiscal years ended October 31, 1998, October 25, 1997 and October 26,
         1996                                                           15

         Consolidated Balance Sheets as of October 31, 1998 and
         October 25, 1997                                               16

            Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1998, October 25, 1997 and October 26,
            1996                                                        17

            Consolidated Statements  of Stockholders' (Deficit)
            Equity for the fiscal years ended October 31, 1998,
            October 25, 1997 and October  26, 1996                      18

            Notes to Consolidated Financial Statements                 19-28

             Note:   Reporting  for  the year  ended  October 25,
             1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997.


  (a) 2. Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts and
            Reserves                                                    29

            Schedules, other than those listed above, are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

  (a) 3.     Exhibits:

          2        Plan of Reorganization                                *

         11        Computation of Earnings Per Share                    31

         21        Subsidiaries of the Company                          32

         27        Financial Data Schedule (EDGAR filing version)      N/A

         NOTE: With the exception of Exhibit Nos. 2, 11, 21 and 27, the registrant will furnish copies of such other Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report. A reasonable copying and handling fee will be charged.

  (b)    Reports on Form 8K

           None


         *    Included  as  an  exhibit   in  the  Company's  S-4
         filing; incorporated herein by reference.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED  OCTOBER 31, 1998, OCTOBER  25, 1997 AND OCTOBER  26,
  1996
                    RYMER FOODS INC. AND SUBSIDIARIES


                                            Additions
                                            Charged to
                    Balance at  Charged to    Other                 Balance at
                    Beginning   Costs and    Accounts   Deductions     end
  Description        of Year     Expenses   (describe)  (describe)   of Year
                       -----      ------      ------      -------     -----
    (in thousands)

  Deducted in the
   balance sheets
   from the assets
   to which they
   apply:

  Allowance for
   doubtful accounts-
   current:

    For the fiscal
     year ended
     October 31, 1998  $  141     $   60                $   46 (a)   $  155

    For the fiscal year
     ended October 25,
     1997                 200        120                   179 (a)      141

    For the fiscal year
     ended October 26,
     1996                 353         53                   206 (a)      200

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


  Date:  January 25, 1999



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  /s/ P. Edward Schenk    Chairman of the Board,                      1/25/99
  P. Edward Schenk        Chief Executive Officer and President
                          (Principal Executive Officer)

  /s/ Edward M. Hebert    Director, Senior Vice President, Chief      1/25/99
  Edward M. Hebert        Financial Officer, Treasurer and Secretary

  /s/ Michael Bowen       Director                                    1/25/99
  Michael Bowen

  /s/ Michael J. Brinati  Director                                    1/25/99
  Michael J. Brinati

  /s/ John W. Elting      Director                                    1/25/99
  John W. Elting

  /s/ Barry Spector       Director                                    1/25/99
  Barry Spector