Form 10-Q
period 1999-01-30
RYMER FOODS INC
filed 1999-03-16
CIK 56871

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)
   [  X  ]    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 30, 1999


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

                           Yes   X        No

   Registrant had 4,300,000 shares of common stock outstanding as of March 12, 1999.

                           PART I - FINANCIAL INFORMATION
   ITEM 1.  Financial Statements

                       RYMER FOODS INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                              January 30,  October 31,
                                                  1999        1998
                                                 -------     -------
                                                    (in thousands)
          ASSETS
   Current Assets:
     Receivables, net                           $  1,691    $  1,956
     Inventories                                   3,614       3,266
     Other                                           129         113
                                                 -------     -------
        Total Current Assets                       5,434       5,335

   Property, Plant and Equipment:
     Leasehold improvements                          991         989
     Machinery and equipment                       1,038       1,001
                                                 -------     -------
                                                   2,029       1,990
     Less accumulated depreciation
      and amortization                               680         567
                                                 -------     -------
                                                   1,349       1,423
   Other                                             122         122
                                                 -------     -------
                                                $  6,905    $  6,880
                                                 =======     =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Current portion of borrowings,             $  2,313    $  1,851
     Accounts payable                                261         667
     Accrued liabilities                           1,606       1,343
                                                 -------     -------
        Total Current Liabilities                  4,180       3,861

   Deferred Employee Benefits                        128         126
                                                 -------     -------
                                                   4,308       3,987
   Commitments and Contingencies
   Stockholders' Equity:
     Common stock, $.04 par, 20,000,000 shares
      authorized; 4,300,000 shares outstanding       172         172
     Additional paid-in capital                    4,851       4,851
     Accumulated deficit                          (2,426)     (2,130)
                                                 -------     -------
        Total Stockholders' Equity                 2,597       2,893
                                                 -------     -------
                                                $  6,905    $  6,880
                                                 =======     =======
   See accompanying notes.

                       RYMER FOODS INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                           Thirteen Weeks Ended
                                         January 30,   January 24,
                                            1999          1998
                                           ------        ------
                                (in thousands, except per share data)
   Net sales                              $ 7,103       $ 5,999
   Cost of sales                            6,410         5,839
                                           ------        ------
   Gross profit                               693           160

   Selling, general and
    administrative expenses                   920           929
                                           ------        ------
   Operating loss                            (227)         (769)

   Interest expense                            67            40
   Other income
     (Expense)                                  2           (23)
                                           ------        ------
   Net loss                               $  (296)      $  (786)
                                           ======        ======
   Per common share data:

     Basic:
       Loss from continuing operations    $  (.07)      $  (.18)
                                           ======        ======
       Net loss                           $  (.07)      $  (.18)
                                           ======        ======
     Diluted:
       Loss from continuing operations    $  (.07)      $  (.18)
                                           ======        ======
       Net loss                           $  (.07)      $  (.18)
                                           ======        ======


   See accompanying notes.

                       RYMER FOODS INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  Thirteen Weeks Ended
                                             Jan. 30, 1999   Jan. 24, 1998
                                                -------         -------
                                                   (in thousands)
   CASH FLOWS FROM OPERATIONS
     Loss from continuing operations           $   (296)       $   (786)
     Non-cash adjustments to loss:
       Depreciation and amortization                113             136
       Provision for bad debts                       15              15
     Net decrease to accounts receivable            250             107
     Net (increase) decrease to inventories        (348)            802
     Net (increase) to other current and
      long-term assets                              (16)             (6)
     Net increase to accounts payable and
      accrued expenses                              294              56
                                                -------         -------
     Net cash flows from operating activities of
      continuing operations                          12             324
     Net cash flows from operating activities of
      discontinued operations                         2             (17)
                                                -------         -------
      Net cash flows from operating activities       14             307

   CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                           (39)             (4)
                                                -------         -------
     Net cash flows from investing activities       (39)             (4)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Change in cash overdraft                      (437)           (129)
     Repayments under line-of-credit facility    (6,562)         (6,909)
     Borrowings under line-of-credit facility     7,024           6,735
                                                -------         -------
     Net cash flows from financing activities        25            (303)

   Net change in cash and cash equivalents          -               -
   Cash and cash equivalents balance at
    beginning of year                               -               -
                                                -------         -------
   Cash and cash equivalents balance at
    end of first quarter                       $    -          $    -
                                                =======         =======
   Supplemental cash flow information:
     Interest paid                             $     60        $     40
                                                =======         =======
     Income taxes paid, net of refunds         $      -        $     -
                                                =======         =======

   See accompanying notes.

                       RYMER FOODS INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements


   1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

        In the first quarter of 1999, the Company reported an increase in net sales from continuing operations as compared to the first quarter of 1998 of 18.4% principally due to the Company's expansion of its customer base. In fiscal 1998, the Company reported a net loss from continuing operations of $2.0 million, the sixth loss from continuing operations before extraordinary item in the last seven years, an improvement of $2.9 from the prior year. This situation raises substantial doubt about the Company's ability to continue as a going concern.

   3.   INVENTORIES
        Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at January 30, 1999 and October 31, 1998 was (in thousands):

                             January 30, 1999  October 31, 1998
                                   ------           ------
            Raw material          $ 2,318          $ 2,166
            Finished goods          1,296            1,100
                                   ------           ------
                 Total            $ 3,614          $ 3,266
                                   ======           ======

   4.   BORROWINGS
        Long-term debt consist of the following (in thousands):


                                          January 30,     October 31,
                                              1999           1998
                                             ------         ------
        Banks, with interest of 2%
         over prime in 1999 and 1 1/2%
         over prime in 1998                 $ 2,313        $ 1,851
                                             ======         ======

        The prime rate applicable to the Company's outstanding bank notes payable was 8.0% at both January 30, 1999 and October 31, 1998. The weighted average interest rate relating to these borrowings was 10% during the first quarter of 1999 and 10.1% during fiscal 1998.

        The Company's Rymer Meat subsidiary had total lines of credit available of $2.7 million at January 30, 1999 and $2.6 million at October 31, 1998, of which $0.4 million and $0.7 million, respectively, was unused.

        The Company on April 23, 1998 entered into a loan agreement with FINOVA that replaced the loan agreement with LaSalle. The credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in violation of a covenant which FINOVA waived. At January 30, 1999 the Company was in compliance with the loan covenants.

        Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.

   5.   INCOME TAXES
        The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $9.0 million at January 30, 1999 and October 31, 1998. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. Additional restrictions under Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

   The Company's consolidated results from operations are generated by its meat processing operation. The Company's common stock currently trades under the symbol RFDS (OTCBB).

   First Quarter of 1999 versus First Quarter of 1998

   Consolidated sales for the first quarter of 1999 of $7.1 million increased from the first quarter of 1998 by $1.1 million or 18.4%.
   Sales increased primarily due to the Company's expansion of its customer base.

   As compared to 1998, consolidated cost of sales increased by $0.6 million or 9.8%. As a percentage of sales, the gross margin increased to 9.8% as compared to 2.7% in 1998.

   Gross profit increased compared to 1998 by $0.5 million mainly due to the efficiencies associated with the higher volume. The Company's hourly work force has remained constant from 1998 to 1999.

   Selling, general and administrative expenses were unchanged in 1999 as compared to 1998.

   Interest Expense

   Interest expense increased by $27,000 or 68% as compared to 1998. This increase is due to the Company's higher borrowings on the Company's line of credit.

   Income Taxes

   In both 1999 and 1998, no provision for income taxes was recorded due to the loss from operations.

   Liquidity and Capital Resources

   The  Company  makes sales primarily on a seven to thirty day balance due
   basis.    Purchases  from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

   In conjunction with its bankruptcy filing, the Company, on August 29, 1997, entered into a revised loan agreement with LaSalle. The revised agreement provides a credit facility of up to $4 million for the
   Company through April 30, 1998 based on borrowing base availability calculations. The agreement revised certain loan covenants and waived all prior events of default as of the quarter ended July 25, 1997. At January 24, 1998, the Company had a bank loan of $1.2 million outstanding under its line of credit with LaSalle. At quarter-end, the Company was in violation of certain loan covenants with LaSalle. LaSalle agreed to waive such covenants. The Company on April 23, 1998 entered into a loan agreement with FINOVA that replaced the loan agreement with LaSalle. The credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in violation of a covenant which FINOVA waived. At January 30, 1999, the Company was in compliance with the loan covenant.

   As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

   The Company had total lines of credit available of $2.7 million at January 30, 1999 and $2.6 million at October 31, 1998, of which $0.4 million and $0.7 million, respectively, was unused. The Company anticipates that the existing line of credit will supply sufficient cash to meet the Company's requirements.

   The  Company  anticipates  spending  approximately  $350,000 for capital
   expenditures  in  1999.    The  expenditures  are  primarily for planned
   improvements at the meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

   Y2000 Compliance

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

   In accordance with Phase I of the program, the Company has conducted its review and has determined all major areas which need to be upgraded. In the financial and information systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial reporting systems are not Y2K compliant, but are scheduled for upgrade in early 1999. The Company has contacted most of its major third party customers and suppliers, all of whom have advised the Company that they intend to be Y2K compliant by 2000.

   The Company believes that the cost to update its systems is not significant. The Company plans on completing the work with existing personnel. The Company anticipates completion no later than the third calendar quarter of 1999.

   Seasonality

   The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

   Impact of Inflation

   Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.


   EXHIBIT 11

   COMPUTATION OF EARNINGS (LOSS) PER SHARE



                                  BASIC      DILUTED      BASIC      DILUTED
                                 Thirteen    Thirteen    Thirteen    Thirteen
                                  Weeks       Weeks       Weeks       Weeks
                                January 30, January 30, January 24, January 24,
                                   1999        1999        1998        1998
                                 ------      ------      ------      ------
                                   (In thousands, except per share amounts)

AVERAGE SHARES OUTSTANDING

  1  Average shares outstanding   4,300       4,300       4,300       4,300

  2  Net additional shares
      outstanding assuming
      exercise of stock options     -           348         -           268
                                 ------      ------      ------      ------
  3  Average number of common
      shares outstanding          4,300         648       4,300       4,586
                                 ======      ======      ======      ======
   EARNINGS (LOSSES)

  4  Loss from continuing
      operations                $  (295)    $  (295)    $  (786)    $  (786)
                                 ======      ======      ======      ======
  5  Net loss                   $  (295)    $  (295)    $  (786)    $  (786)
                                 ======      ======      ======      ======

PER SHARE AMOUNTS

     Loss from continuing
     operations (line 4/line 3) $  (.07)    $  (.07)    $  (.18)    $  (.18)
                                 ======      ======      ======      ======

     Net loss
     (line 5/line 3)            $  (.07)    $  (.07)    $  (.18)    $  (.18)
                                 ======      ======      ======      ======


   NOTE - Earnings per share has been calculated using the treasury stock method.

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

            Exhibits incorporated by reference:

     13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 31, 1998 (Incorporated by reference).

     21.1   Subsidiaries  of  the  Company.   (Incorporated by reference to
            Exhibit 22 to the Annual Report of Form 10-K of Rymer Foods Inc. for the fiscal year ended October 31, 1998.)

     27     Financial Data Schedule (EDGAR filing)

     (b)    Reports on Form 8-K:

               None

                               RYMER FOODS INC.
                                  SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RYMER FOODS INC.
                         (Registrant)



                         By  /s/ Edward M. Hebert
                         Edward M. Hebert, Senior Vice President,
                         Chief Financial Officer, Secretary and Treasurer


   Date:  March 16, 1999