Form 10-Q
period 1999-05-01
RYMER FOODS INC
filed 1999-06-15
CIK 56871

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

  (Mark One)
  [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                        May 1, 1999

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

                         Yes   X        No

  Registrant had 4,300,000 shares  of  common stock outstanding as of  June
  15, 1999.

                    This report consists of 11 pages.

                     PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

                    RYMER FOODS INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (Unaudited)
                                                May 1,         October 31,
                                                 1999             1998
                                                -------         -------
            ASSETS                                   (in thousands)
  Current Assets:
    Receivables, net                           $  2,933        $  1,956
    Inventories                                   4,538           3,266
    Other                                           200             113
                                                -------         -------
       Total Current Assets                       7,671           5,335

  Property, Plant and Equipment:
    Leasehold improvements                          997             989
    Machinery and equipment                       1,109           1,001
                                                -------         -------
                                                  2,106           1,990
    Less accumulated depreciation and
     amortization                                   795             567
                                                -------         -------
                                                  1,311           1,423
  Other                                              68             122
                                                -------         -------
                                               $  9,050        $  6,880

     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Bank borrowings                            $  3,308        $  1,851
    Accounts payable                              1,008             667
    Accrued liabilities                           1,877           1,343
                                                -------         -------
       Total Current Liabilities                  6,193           3,861

  Deferred Employee Benefits                        123             126
                                                -------         -------
                                                  6,316           3,987
  Commitments and Contingencies                      -               -

  Stockholders' Equity:
   Common stock, $0.04 par - 20,000,000 shares
    authorized; 4,300,000 shares outstanding        172             172
    Additional paid-in capital                    4,851           4,851
    Accumulated deficit                         ( 2,289)        ( 2,130)
                                                -------         -------
       Total Stockholders' Equity                 2,734           2,893
                                                -------         -------
                                               $  9,050        $  6,880
                                                =======         =======
  See accompanying notes.
                                   2.

                    RYMER FOODS INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (Unaudited)



                           Thirteen Weeks Ended  Twenty-Six Weeks Ended
                           --------------------  ----------------------
                             May 1,    April 25,   May 1,   April 25,
                              1999       1998       1999      1998
                              ------    ------    -------   -------
                              (in thousands except per share data)
  Net sales                  $11,134   $ 7,530   $ 18,237  $ 13,529
  Cost of sales                9,829     7,061     16,239    12,900
                              ------    ------    -------   -------
  Gross profit                 1,305       469      1,998       629

  Selling, general and
   administrative expenses     1,086       999      2,006     1,928
                              ------    ------    -------   -------
  Operating income(loss)         219      (530)        (8)   (1,299)

  Interest expense                83        43        150        83
  Other (income)expense           (1)      (24)         1       (47)
                              ------    ------    -------   -------
  Net income(loss)           $   137   $  (549)  $   (159) $ (1,335)
                              ======    ======    =======   =======
  Per common share data:

   Basic:
    Net income(loss)         $   .03   $  (.13)  $   (.04) $   (.31)
                              ======    ======    =======   =======

   Diluted:
   Net income(loss)          $   .03   $  (.13)  $   (.04) $   (.31)
                              ======    ======    =======   =======


  See accompanying notes.


                                   3.

                    RYMER FOODS INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                                   Twenty-Six Weeks Ended
                                                May 1, 1999   April 25, 1998
                                                   -------      -------
                                                      (in thousands)
  CASH FLOWS FROM OPERATIONS
    Loss from continuing operations               $   (159)    $ (1,335)
    Non-cash adjustments to loss:
      Depreciation and amortization                    228          273
      Provision for bad debts                           15           30
    Net (increase) to accounts receivable             (992)        (367)
    Net (increase) decrease to inventories          (1,272)       1,095
    Net (increase) to other current and
     long-term assets                                  (33)         (31)
    Net (decrease) increase to accounts
     payable and accrued expenses                      491         (128)
                                                   -------      -------
    Net cash flows from operating activities of
     continuing operations                          (1,722)        (463)
    Net cash flows from operating activities of
     discontinued operations                            (3)        (120)
                                                   -------      -------
     Net cash flows from operating activities       (1,725)        (583)

  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                              (116)         (23)
    Proceeds from the sale of Plant City                -           800
                                                   -------      -------
    Net cash flows from investing activities          (116)         777

  CASH FLOWS FROM FINANCING ACTIVITIES
    Change in cash overdraft                           384           51
    Repayments under line-of-credit facility       (32,689)     (16,443)
    Borrowings under line-of-credit facility        34,146       16,198
                                                   -------      -------
    Net cash flows from financing activities         1,841         (194)

  Net change in cash and cash equivalents               -            -
  Cash and cash equivalents at beginning of year        -            -
                                                   -------      -------
  Cash and cash equivalents at end of
   second quarter                                 $     -      $     -
                                                   =======      =======
  Supplemental cash flow information:
    Interest paid                                 $    150     $     83
                                                   =======      =======
    Income taxes paid, net of refunds             $     -      $     -
                                                   =======      =======

  See accompanying notes.
                                   4.

                    RYMER FOODS INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements


  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

       In the second quarter of 1999, the Company reported an increase in net sales from continuing operations as compared to the second quarter of 1998 of 47.9%, principally due to the Company's expansion of its customer base and the acquisition of a complementary line of business. In fiscal 1998, the Company reported a net loss from continuing operations of $2.0 million, the sixth loss from continuing operations before extraordinary items in the last seven years, an improvement of $2.9 million from fiscal 1997. Historical operating losses raise substantial doubt about the Company's ability to continue as a going concern.

  3.   INVENTORIES
       Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at May 1, 1999 and October 31, 1998 was (in thousands):


                                 May 1, 1999      October 31, 1998
                                    ------             ------
          Raw material             $ 2,990            $ 2,166
          Finished goods             1,548              1,100
                                    ------             ------
               Total               $ 4,538            $ 3,266
                                    ======             ======

  4.   BORROWINGS
       Current borrowings consist of the following (in thousands):

                                                May 1,        October 31,
                                                 1999            1998
                                               -------          -------
       Credit Company, with interest of 2%
        over prime in 1999 and 1 1/2%
        over prime in 1998                    $  3,308         $  1,851
                                               =======          =======


       The prime rate applicable to the Company's outstanding credit company notes payable was 7.75% at May 1, 1999 and 8.0% at October 31, 1998. The weighted average interest rate relating to these borrowings was 9.75% during the first six months of 1999 and 10.1% during fiscal 1998.

       The Company's Rymer Meat subsidiary had total lines of credit available of $4.0 million at May 1, 1999 and $2.6 million at October 31, 1998, of which $0.7 million and $0.7 million, respectively, was unused.

       The Company on April 23, 1998 entered into a loan agreement with FINOVA Capital Corporation ("FINOVA"). The credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in violation of a covenant which FINOVA waived. At May 1, 1999 the Company was in compliance with the loan covenants.

       Substantially all of the Company's property, plant and equipment and
       certain  current  assets  are  pledged  as  collateral  under   bank
       agreements.

  5.   INCOME TAXES
       The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $9.0 million at May 1, 1999 and October 31, 1998. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. Additional restrictions under
       Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

  6.   Net Income (Loss) Per Share
       On October 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". All current and prior year income (loss) per share date have been restated to conform to the provisions of SFAS 128.

       The Company's basic and diluted net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of outstanding common shares, after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive. Options to purchase 411,000 and 348,000 shares of common stock with weighted average exercise prices of $0.77 and $0.87 were outstanding at May 1, 1999 and October 31, 1998 respectively. These options were included in the computation of common share equivalents for the three months ended May 1, 1999 but were excluded from all other periods presented because they were antidilutive.

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


     First Half of Fiscal 1999 versus First Half of Fiscal 1998

     Consolidated sales for the first half of fiscal 1999 of $18.2 million increased from the first half of fiscal 1998 by $4.7 million or 34.8%. Sales increased primarily due to the Company's expansion of its customer base and the acquisition in January 1999 of a small, complementary line of business.

     As compared  to 1998,  consolidated cost  of sales  increased by  $3.3
     million or  25.9%.    As  a percentage  of  sales,  the  gross  margin
     increased to 11.0% as compared to 4.6% in 1998.

     Gross profit increased compared to 1998 by $1.4 million mainly due to the efficiencies associated with the higher volume. The Company's hourly work force has increased by approximately 15% from fiscal 1998 to fiscal 1999.

     Selling, general and administrative expenses increased by $78,000 in 1999 as compared to 1998 due primarily to increased sales related expenditures.

     Interest Expense

     Interest expense increased by $67,000 or 80.7% as compared to fiscal 1998. This increase is due to the Company's higher borrowings on the Company's line of credit as a result of higher sales volume.

     Income Taxes

     In both fiscal 1999 and fiscal 1998, no provision for income taxes was recorded due to the loss from operations.

     Liquidity and Capital Resources


     The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

     The Company on April 23, 1998 entered into a loan agreement with FINOVA. The credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in violation of a covenant which FINOVA waived. At May 1, 1999, the Company was in compliance with the loan covenant.

     As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company had total lines of credit available of $4.0 million at May 1, 1999 and $2.6 million at October 31, 1998, of which $0.7 million and $0.7 million, respectively, was unused. The Company anticipates that the existing line of credit will supply sufficient cash to meet the Company's requirements.

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

     In accordance with Phase I of the program, the Company has conducted its review and has determined all major areas which need to be upgraded. In the financial and information systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial reporting systems are not Y2K compliant, but are scheduled for upgrade in the third quarter 1999. The Company has contacted most of its major third party customers and suppliers, all of whom have advised the Company that they expect to be Y2K compliant by 2000.

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


  EXHIBIT 11

  COMPUTATION OF EARNINGS (LOSS) PER SHARE


                                         BASIC                  DILUTED
                                 Thirteen    Twenty-Six  Thirteen    Twenty-Six
                                Weeks Ended Weeks Ended Weeks Ended Weeks Ended
                                   May 1,      May 1,      May 1,      May 1,
                                    1999        1999        1999        1999
                                    -----      -----       -----       -----
                                      (In thousands, except per share amounts)
AVERAGE SHARES OUTSTANDING

 1  Average shares outstanding      4,300      4,300       4,300       4,300
 2  Net additional shares
     outstanding assuming exercise
     of stock options*                 -          -           63          -
                                    -----      -----       -----       -----
 3  Average number of common shares
    outstanding                     4,300      4,300       4,363       4,300
                                    =====      =====       =====       =====
EARNINGS (LOSSES)

     Net income (loss)             $  137     $ (159)     $  137      $ (159)
                                    =====      =====       =====       =====

PER SHARE AMOUNTS

     Net income (loss)
     (line 4 / line 3)             $  .03     $ (.04)     $  .03      $ (.04)
                                    =====      =====       =====       =====




  *  The  Company's basic  and  diluted net  income  (loss) per  share  was computed  by dividing  the  net income  (loss)  by the  weighted  average number of outstanding common  shares, after giving effect to the  assumed exercise  of outstanding  stock  options, except  where the  effects  are antidilutive.  These options  were included in the computation of  common share  equivalents  for the  three  months ended  May  1, 1999  but  were
  excluded   from   all  other   periods   presented  because   they   were
  antidilutive.


                     RYMER FOODS INC. AND SUBSIDIARIES
                        PART II - OTHER INFORMATION


   Items 1-5.  Not Applicable

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

                                   RYMER FOODS INC.
                                   (Registrant)



                                   By   /s/     Edward M. Hebert
                                   ----------------------------------------
                                   Edward M. Hebert, President,
                                   Chief Financial Officer and Treasurer





      Date:  June 15, 1999