Form 10-Q
period 1999-07-31
RYMER FOODS INC
filed 1999-09-14
CIK 56871

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

  (Mark One)
  [  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                           July 31, 1999

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

                       Yes   X        No

  Registrant had 4,300,000 shares of common stock outstanding as of September 14, 1999.

                  This report consists of 11 pages.

                    PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

                    RYMER FOODS INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (Unaudited)
                                               July 31,   October 31,
                                                 1999        1998
                                                -------     -------
                                                  (in thousands)
                      ASSETS
  Current Assets:
    Receivables, net                           $  2,695    $  1,956
    Inventories                                   4,947       3,266
    Other                                           164         113
                                                -------     -------
       Total Current Assets                       7,806       5,335

  Property, Plant and Equipment:
    Leasehold improvements                        1,001         989
    Machinery and equipment                       1,139       1,001
                                                -------     -------
                                                  2,140       1,990
    Less accumulated depreciation
     and amortization                               911         567
                                                -------     -------
                                                  1,229       1,423
  Other                                              60         122
                                                -------     -------
                                               $  9,095    $  6,880
                                                =======     =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Bank borrowings                            $  3,525    $  1,851
    Accounts payable                                736         667
    Accrued liabilities                           1,853       1,343
                                                -------     -------
       Total Current Liabilities                  6,114       3,861

  Deferred Employee Benefits                        120         126
                                                -------     -------
                                                  6,234       3,987
  Commitments and Contingencies

  Stockholders' Equity:
    Common stock, $0.04 par - 20,000,000 shares
     authorized; 4,300,000 shares outstanding       172         172
    Additional paid-in capital                    4,851       4,851
    Accumulated deficit                         ( 2,162)    ( 2,130)
                                                -------     -------
       Total Stockholders' Equity                 2,861       2,893
                                                -------     -------
                                               $  9,095    $  6,880
                                                =======     =======
  See accompanying notes.

                                   2.

                    RYMER FOODS INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (Unaudited)

                           Thirteen Weeks Ended Thirty-Nine Weeks Ended
                             July 31,  July 25,  July 31,  July 25,
                               1999      1998      1999      1998
                              ------    ------   -------   -------
                             (in thousands except per share data)

  Net sales                  $10,573   $ 8,265  $ 28,810  $ 21,794
  Cost of sales                9,209     7,522    25,448    20,422
                              ------    ------   -------   -------
  Gross profit                 1,364       743     3,362     1,372

  Selling, general and
   administrative expenses     1,141       920     3,147     2,848
                              ------    ------   -------   -------
  Operating income(loss)         223      (177)      215    (1,476)

  Interest expense                96        53       246       136
  Other (income)expense           -         (4)        1       (51)
                              ------    ------   -------   -------
  Net income(loss)           $   127   $  (226) $    (32) $ (1,561)
                              ======    ======   =======   =======
  Per common share data:

   Basic:
    Net income(loss)         $   .03   $  (.05) $   (.01) $   (.36)
                              ======    ======   =======   =======
  Average Number of Common
    Stock Outstanding          4,300     4,300     4,300     4,300
                              ======    ======   =======   =======
   Diluted:
   Net income(loss)          $   .03   $  (.05) $   (.01) $   (.36)
                              ======    ======   =======   =======
  Average Number of Common
    Stock Outstanding          4,722     4,300     4,300     4,300
                              ======    ======   =======   =======

  See accompanying notes.

                                   3.

                    RYMER FOODS INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                                    Thirty-Nine Weeks Ended
                                                  July 31, 1999  July 25, 1998
                                                       -------      -------
                                                          (in thousands)
  CASH FLOWS FROM OPERATIONS
    Loss from continuing operations                   $    (32)    $ (1,561)
    Non-cash adjustments to loss:
      Depreciation and amortization                        344          407
      Provision for bad debts                               49           45
    Net (increase) to accounts receivable                 (788)        (532)
    Net (increase) decrease to inventories              (1,681)       1,110
    Net decrease (increase) to other current and
     long-term assets                                       11         (174)
    Net increase (decrease) to accounts payable
     and accrued expenses                                  584         (223)
                                                       -------      -------
    Net cash flows from operating activities of
     continuing operations                              (1,513)        (928)
    Net cash flows from operating activities of
     discontinued operations                                (6)        (131)
                                                       -------      -------
     Net cash flows from operating activities           (1,519)      (1,059)

  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                  (150)         (35)
    Proceeds from the sale of Plant City                    -           800
                                                       -------      -------
    Net cash flows from investing activities              (150)         765

  CASH FLOWS FROM FINANCING ACTIVITIES
    Change in cash overdraft                                (5)         111
    Repayments under line-of-credit facility           (47,872)     (24,878)
    Borrowings under line-of-credit facility            49,546       25,061
                                                       -------      -------
    Net cash flows from financing activities             1,669          294

  Net change in cash and cash equivalents                   -            -
  Cash and cash equivalents at beginning of year            -            -
                                                       -------      -------
  Cash and cash equivalents at end of second quarter  $     -      $     -
                                                       =======      =======
  Supplemental cash flow information:
    Interest paid                                     $    238     $    136
                                                       =======      =======
    Income taxes paid, net of refunds                 $     -      $      -
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

       In the third quarter of 1999, the Company reported an increase in net sales from continuing operations as compared to the third quarter of 1998 of 27.9%, principally due to the Company's expansion of its customer base and the acquisition of a complementary line of business. In fiscal 1998, the Company reported a net loss from continuing operations of $2.0 million, the sixth loss from continuing operations before extraordinary items in the last seven years, an improvement of $2.9 million from fiscal 1997. Historical operating losses raise substantial doubt about the Company's ability to continue as a going concern.

  3.   INVENTORIES
       Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at July 31, 1999 and October 31, 1998 was (in thousands):

                            July 31, 1999   October 31, 1998
                                 ------          ------
          Raw material          $ 2,895         $ 2,166
          Finished goods          2,052           1,100
                                 ------          ------
               Total            $ 4,947         $ 3,266
                                 ======          ======

  4.   BORROWINGS
       Current borrowings consist of the following (in thousands):

                                                  July 31,   October 31,
                                                    1999         1998
                                                  -------      -------
            Credit Company, with interest of 2%
             over prime in 1999 and 1 1/2%
             over prime in 1998                  $  3,525     $  1,851
                                                  =======      =======

       The prime rate applicable to the Company's outstanding credit company notes payable was 8.00% at July 31, 1999 and 8.0% at October 31, 1998. The weighted average interest rate relating to these borrowings was 9.79% during the first nine months of 1999 and 10.1% during fiscal 1998.

       The Company's Rymer Meat subsidiary had total lines of credit available of $3.7 million at July 31, 1999 and $2.6 million at October 31, 1998, of which $0.2 million and $0.7 million, respectively, was unused.

       The Company on April 23, 1998 entered into a loan agreement with FINOVA Capital Corporation ("FINOVA"). The credit facility provides up to $4 million of availability based upon an asset based lending formula for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in violation of a covenant which FINOVA waived. At July 31, 1999 the Company was in compliance with the loan covenants.

       Substantially all of the Company's property, plant and equipment and
       certain  current  assets  are  pledged  as  collateral  under   bank
       agreements.

  5.   INCOME TAXES
       The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $9.0 million at July 31, 1999 and October 31, 1998. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. Additional restrictions under
       Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

  6.   Net Income (Loss) Per Share
       On October 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". All current and prior year income (loss) per share date have been restated to conform to the provisions of SFAS 128.

       The Company's basic and diluted net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of outstanding common shares, after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive. Options to purchase 422,000 and 348,000 shares of common stock with weighted average exercise prices of $0.24 and $0.87 were outstanding at July 31, 1999 and October 31, 1998 respectively. On March 12, 1999 all of the 411,000 previous options were cancelled, and subsequently reissued at an exercise price of $0.22 a share. These options were included in the computation of common share equivalents for the three months ended July 31, 1999 but were excluded from all other periods presented because they were antidilutive.

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


  Three Quarters of Fiscal 1999 versus Three Quarters of Fiscal 1998

  Consolidated sales for three quarters of fiscal 1999 of $28.8 million increased from three quarters of fiscal 1998 by $7.0 million or 32.2%. Sales increased primarily due to the Company's expansion of its customer base and the acquisition in January 1999 of a small, complementary line of business.

  As compared to 1998, consolidated cost of sales increased by $5.0 million or 24.6%. As a percentage of sales, the gross margin increased to 11.7% as compared to 6.3% in 1998.

  Gross profit increased compared to 1998 by $2.0 million primarily due to the efficiencies associated with the higher volume. The Company's hourly work force has increased by approximately 20% from fiscal 1998 to fiscal 1999.

  Selling, general and administrative expenses increased by $300,000 in 1999 as compared to 1998 due primarily to increased sales related expenditures.

  Interest Expense

  Interest expense increased by $110,000 or 80.9% as compared to fiscal 1998. This increase is due to the Company's higher borrowings on the Company's line of credit as a result of higher sales volume, increases in the Company's borrowing rate and an increase in the prime rate.

  Income Taxes

  In both fiscal 1999 and fiscal 1998, no provision for income taxes was recorded due to the loss from operations.

  Liquidity and Capital Resources

  The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

  The Company on April 23, 1998 entered into a loan agreement with FINOVA. The credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in violation of a covenant which FINOVA waived. At July 31, 1999, the Company was in compliance with the loan covenants.

  As discussed in Note 2 to the Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern.

  The Company had total lines of credit available of $4.0 million based upon an asset based lending formula at July 31, 1999 and $2.6 million at October 31, 1998, of which $0.2 million and $0.7 million, respectively, was unused. The Company anticipates that the existing line of credit will supply sufficient cash to meet the Company's requirements.

  The Company  anticipates  spending  approximately  $250,000  for  capital
  expenditures in  1999.    The  expenditures  are  primarily  for  planned
  improvements at the meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

  Y2000 Compliance

  The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by early 1999. Phase III, to be completed by late September is the final testing of each area of exposure to ensure compliance scheduled for September 25, 1999. The Company has identified two major areas determined to be critical for successful Y2K compliance:
  (1) financial and informational systems applications and (2) third-party relationships.

  In accordance with Phase I of the program, the Company has conducted its review and has determined all major areas which need to be upgraded. In the financial and information systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial reporting systems are not fully Y2K compliant, but are scheduled for upgrade in late September 1999. The Company has contacted most of its major third party customers and suppliers, all of whom have advised the Company that they expect to be Y2K compliant by 2000.

  The Company believes that the cost to update its systems is not significant. The Company plans on completing the work with existing personnel. The Company anticipates completion no later than October 1, 1999.

  Seasonality

  The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

  Impact of Inflation

  Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.


  EXHIBIT 11

  COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                        BASIC                   DILUTED
                                 Thirteen Thirty-Nine   Thirteen   Thirty-Nine
                              Weeks Ended Weeks Ended  Weeks Ended Weeks Ended
                                  July 31,  July 31,    July 31,    July 31,
                                    1999      1999        1999        1999
                                    -----     -----      -----       -----
                                    (In thousands, except per share amounts)
AVERAGE SHARES OUTSTANDING

 1  Average shares outstanding      4,300     4,300      4,300       4,300
 2  Net additional shares
     outstanding assuming exercise
     of stock options*                 -         -         422          -
                                    -----     -----      -----       -----
 3  Average number of common shares
     outstanding                    4,300     4,300      4,722       4,300
                                    =====     =====      =====       =====
EARNINGS (LOSSES)

    Net income(loss)               $  127    $  (32)    $  127      $  (32)
                                    =====     =====      =====       =====
PER SHARE AMOUNTS

    Net income(loss)
     (line 4 / line 3)             $  .03    $ (.01)    $  .03      $ (.01)
                                    =====     =====      =====       =====

  * The  Company's  basic and  diluted  net  income (loss)  per  share  was computed by dividing the net income (loss) by the weighted average number of outstanding common shares, after giving effect to the assumed exercise of outstanding stock options, except where the effects are  antidilutive.
  These   options  were  included  in  the  computation  of  common   share
  equivalents for the thirteen weeks ended July 31, 1999 but were  excluded from all other periods presented because they were antidilutive.

                                   9.

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

       27        Financial Data Schedule (EDGAR filing)

       (b)       Reports on Form 8-K:

                 None

                         RYMER FOODS INC.
                            SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    RYMER FOODS INC.
                                    (Registrant)

                                By  /s/   Edward M. Hebert
                                    Edward M. Hebert, President,
                                    Chief Financial Officer and Treasurer


  Date:  September 14, 1999