Form 10-K405
period 1999-10-30
RYMER FOODS INC
filed 2000-01-28
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

              Annual Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                For the Fiscal Year ended October 30, 1999

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

                                   None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to
  such filing requirement for the past 90 days.     Yes  X        No ____

  Indicate by check mark if disclosure  of delinquent filers pursuant  to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                           Yes  X        No ____

          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
  securities under a plan confirmed by a court.     Yes  X        No ____

  As  of  January  7,  2000,  4,300,000  shares  of  common  stock   were
  outstanding, and the aggregate market value of the common shares held by nonaffiliates on that date was approximately $1.8 million.

                   DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for 2000 Annual Meeting of Stockholders (Part III) (to be filed with the Securities and Exchange Commission on or before February 29, 2000). Certain exhibits are incorporated herein by reference. The Index of Exhibits is on Page 25 of this document.

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

  The Company believes that consummation of the Plan strengthened its capital structure and has thereby enhanced its ability to further develop its businesses. Management believes that the Company's future success is dependent in part upon continued expansion of the customer base, on the containment of operating costs and on maintaining good credit relationships with its lenders. However, there can be no assurance of the success of these initiatives.

  In 1999 the Company reported an income from continuing operations of $33,000. The Company increased sales by $8.7 million or 28.8% and gross profit by $2.4 million or 111.5% as compared to 1998 due to expansion of the customer base and increased operational efficiencies.

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

  The Company has agreements with certain of its suppliers to purchase raw materials. These agreements extend 1999 purchase commitments for up to one year and specify the price and quantity of materials to be purchased. The aggregate commitment for future purchases as of October 30, 1999 was approximately $1.8 million.

  Customers

  No customer represented 10% or more of the Company's sales in 1999 or 1998.

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

  Research and development expenses are charged to operations as incurred. Expenditures for the three fiscal years ending October 30, 1999, October 31, 1998, and October 25, 1997 were not material as compared to other operational expenses.

  Competitive Conditions

  The Company's business is highly competitive, with a substantial number of competitors. A large number of companies process and sell meat products to the foodservice industry. Every year new companies are formed and enter the meat industry, some becoming sizeable competitors in a short period of time.

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


  Environmental Matters

  The Company believes that it is in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. No significant costs were incurred by the Company to comply with environmental regulations during the three fiscal years ended October 30, 1999, October 31, 1998, and October 25, 1997. The Company has not received notice of, and is not aware of any claims arising under any federal or state environmental laws.

  Employees

  At October 30, 1999, Rymer Foods had approximately 200 employees, of whom approximately 165 were covered by union contracts. The Company currently enjoys stable relations with its employees.

  Seasonality

  The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter primarily due to consumers' dining preferences.

  Item 2.  Properties

  At October 30, 1999, the principal physical property of Rymer Foods consisted of the following:

                      Footage  Ownership   Expiration      Facility Use
                      -------  ---------   ----------      ------------
  Chicago, Illinois   123,000   Leased      Month to   Offices/Production/
                                            Month           Warehouse

  Niles, Illinois       2,000   Leased     January 31,     Sales Office
                                             2000

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

  On January 7, 2000, the Company's stock price closed at $0.47 per share.

  The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of the Common Stock. As of January 7, 2000, there were approximately 300 holders of record of Common Stock.

                                       High           Low
                                      -----          -----
            1999
              First Quarter          $ 0.47         $ 0.09
              Second Quarter           0.50           0.19
              Third Quarter            1.87           0.28
              Fourth Quarter           1.28           0.66

            1998
              First Quarter          $ 1.38         $ 1.00
              Second Quarter           1.25           0.75
              Third Quarter            0.75           0.25
              Fourth Quarter           0.81           0.34


  Dividends

  No dividends have been paid on the Common Stock since prior to 1983. The ability of Rymer Foods to pay dividends on the Common Stock is substantially limited by its bank credit agreements. The Company does not anticipate that it will be able to pay any dividend on the Common Stock in the foreseeable future.

  Item 6.  Selected Financial Data
  (in thousands, except per share data)

                                Reorganized Company             Predecessor Company
                             --------------------------   ------------------------------
                             Twelve    Twelve     One      Eleven
                             Month     Month     Month     Month      Fiscal     Fiscal
                             Period    Period    Period    Period     Year       Year
                             Ended     Ended     Ended     Ended      Ended      Ended
                            Oct. 30,  Oct. 31,  Oct. 25,  Sept. 20,  Oct. 26,   Oct. 28,
                              1999      1998      1997      1997       1996       1995
 ---------------------------------------------------------------------------------------
 Results from continuing
   operations:
  Net sales                 $38,914   $30,203  $ 2,796   $ 31,095   $ 44,329   $ 79,920
  (Loss) income from
   continuing operations
   before extraordinary
   item                          33    (2,017)    (113)    (4,828)    (7,144)   (29,620)
  (Loss) income from
   discontinued operations        -         -        -          -       (167)       290
  (Loss) gain on
   dispositions of
   discontinued operations        -         -        -       (566)    (1,853)         -
  Extraordinary gain on
   discharge of debt              -         -        -     25,603          -          -
                             ------    ------   ------    -------    -------    -------
  Net income (loss)              33    (2,017)    (113)    20,209     (9,164)   (29,330)


  Working capital (deficit)   5,291     1,474    2,472    (22,623)   (18,202)   (10,524)
  Total assets                8,788     6,880    8,266      9,070     10,563     26,074
  Long-term liabilities       3,633       126      130      1,097        806        842
  Stockholders'
   equity (deficit)           2,937     2,893    4,910      5,023    (15,616)    (6,858)


 Basic per share common
  stock data:
  Income(loss) from
   continuing operations    $  0.01   $ (0.47) $ (0.03)       *          *          *
  Net Income(loss)          $  0.01   $ (0.47) $ (0.03)       *          *          *



 See Notes 2 and 3 to the Consolidated Financial Statements for information regarding the Company's Restructuring and discontinued operations.

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


  Fiscal 1999 Compared with Fiscal 1998

  Consolidated sales for 1999 of $38.9 million increased from 1998 by $8.7 million or 28.8%. Sales volume accounted for 87.9% of this increase and 12.1% due to sales mix changes. Sales increased mainly due to expansion of the Company's customer base through the acquired line of business and growth in major customers.

  As compared to 1998 consolidated cost of sales increased by $6.3 million or 22.6% while total gross profit increased by $2.4 million or 111.5%. As a percentage of sales, the consolidated gross profit margin increased to 11.5% from 7% in 1998.

  Gross profit increased  compared to 1998  due to  increased unit  sales
  combined with  increases  of  volume and  mix  changes.    The  Company
  experienced efficiencies associated with the volume and mix changes.

  Selling, general and administrative expenses remained approximately the
  same as compared  to 1998.   Both selling  and administrative  remained
  constant from year to year.

  Interest expense increased by $0.2 million or 77% from 1998 to 1999 due primarily to increased borrowing for raw material inventory and to accommodate Company growth.

  In 1999 no provision for income taxes was recorded as existing net operating loss carryforwards were utilized.

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

  On April 23, 1998 the Company entered into a loan and security agreement with FINOVA Capital Corporation (FINOVA) which replaced the working capital agreement with another financial institution. The Credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 30, 1999, the Company was in compliance with the covenants of the FINOVA credit facility.

  The Company had working capital of $5.3 million at October 30, 1999 and $1.5 million at October 31, 1998.

  The Company had total lines of credit available based on borrowing base calculations of $3.8 million at October 30, 1999 and $2.6 million at October 31, 1998, of which $.3 million and $.7 million, respectively, was unused.

  The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of approximately $1.8 million as of October 30, 1999.

  The Company  anticipates spending  approximately $350,000  for  capital expenditures in 2000. The expenditures are primarily for planned improvements. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations and/or bank borrowings.

  The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by early 1999. Phase III, is the final testing of each area of exposure to ensure compliance. The Company has identified two major areas determined to be critical for successful Y2K compliance:

  (1) financial and informational systems applications and (2) third-party relationships.

  In accordance with Phase I of the program, the Company has conducted its review and has determined all major areas which needed to be upgraded. The Company's core financial reporting systems are Y2K compliant at October 30, 1999. The Company has contacted most of their major third parties who state they intend to be Y2K compliant and as of January 12, 2000 the Company has not experienced any difficulties with its systems or with any third parties.

  Seasonality

  The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

  Impact of Inflation

  Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.

  Fourth Quarter Adjustments

  1999
  None.

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


  Item 8.  Financial Statements and Supplementary Data

  Index to Consolidated Financial Statements and Supplementary
   Financial Data

                                                                    Pages
                                                                    -----
  Report of Independent Accountants                                   11

  Financial Statements:

    Consolidated Statements of Operations for the fiscal years
    ended October 30, 1999, October 31, 1998 and October 25, 1997     12

    Consolidated Balance Sheets as of October 30, 1999 and
    October 31, 1998                                                  13

    Consolidated Statements of Cash Flows for the fiscal years
    ended October 30, 1999, October 31, 1998 and October 25, 1997     14

    Consolidated Statements of Stockholders' Equity (Deficit) for
    the fiscal years ended October 30, 1999, October 31, 1998 and
    October 25, 1997                                                  15

    Notes to Consolidated Financial Statements                       16-24

  Supplementary Financial Data:

    Schedule II - Valuation and Qualifying Accounts and Reserves      26


  Note: Reporting for the year ended October 25, 1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997.

       REPORT OF INDEPENDENT ACCOUNTANTS


       To the Stockholders and Board of Directors
       Rymer Foods Inc.

       We have audited the consolidated balance sheets of Rymer Foods Inc. and subsidiaries as of October 30, 1999 and October 31, 1998, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 30, 1999 and October 31, 1998, the one-month period ended October 25, 1997 and the eleven-month period ended September 20, 1997. These financial statements are the responsibility of the
       Company's management. Our responsibility is to express an opinion on these financial statements.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rymer Foods Inc. and subsidiaries as of October 30, 1999 and October 31, 1998, and the consolidated results of their operations and their cash flows for the years ended October 30, 1999 and October 31, 1998, the one-month period ended October 25, 1997 and the eleven-month period ended September 20, 1997, in conformity with generally accepted accounting principles. We have also audited Schedule II of Rymer Foods Inc. and subsidiaries for the years ended October 30, 1999 and October 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

       As more fully described in Notes 1 and 4 to the consolidated financial statements, effective October 6, 1997, the Company emerged from bankruptcy. In accordance with an American Institute of Certified Public Accountants' Statement of Position, the Company has
       adopted "fresh start" reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of September 20, 1997. As a result, the consolidated financial statements for periods subsequent to September 20, 1997, reflect this basis of reporting and are not necessarily comparable to the Company's pre-reorganization consolidated financial statements.


                                       /s/ Grant Thornton LLP
                                       ----------------------
       Chicago, Illinois               Grant Thornton LLP
       December 10, 1999


 CONSOLIDATED STATEMENTS OF OPERATIONS
 For the fiscal years ended October 30, 1999, October 31, 1998 and
  October 25, 1997
 (in thousands except share data)

                                     Reorganized Company     Predecessor Company
                                     -------------------     -------------------
                                      Twelve     Twelve       One       Eleven
                                      Month      Month       Month      Month
                                      Period     Period      Period     Period
                                      Ended      Ended       Ended      Ended
                                     Oct. 30,   Oct. 31,    Oct. 25,   Sept. 20
                                       1999       1998        1997       1997
   -----------------------------------------------------------------------------
   Net sales                         $ 38,914  $  30,203   $  2,796   $  31,095
   Cost of sales                       34,420     28,078      2,562      28,324
                                      -------   --------    -------    --------
     Gross profit                       4,494      2,125        234       2,771
   Selling, general and
    administrative expenses             4,113      4,001        333       3,793
   Restructuring charge                   -          -          -         1,608
                                      -------   --------    -------    --------
   Operating Income (loss)                381     (1,876)       (99)     (2,630)
   Interest expense                       347        196         15       2,318
   Other Income (expense)                   1        (55)        (1)       (135)
                                      -------   --------    -------    --------
     Income (loss) from continuing
     operations before income taxes        33     (2,017)      (113)     (4,828)
   Provision for income taxes             -          -          -            -
                                      -------   --------    -------    --------
     Income (loss) from continuing
     operations                            33     (2,017)      (113)     (4,828)
   Loss on dispositions of
     discontinued operations, net         -          -          -          (566)
                                      -------   --------    -------    --------
   Net Income (loss) before
     extraordinary item                    33     (2,017)      (113)     (5,394)
   Extraordinary gain on discharge
     of debt                              -          -          -        25,603
                                      -------   --------    -------    --------
   Net Income (loss)                 $     33  $  (2,017)  $   (113)  $  20,209
                                      =======   ========    =======    ========

   Per common share:
    Basic:
      Income (loss) from continuing
       operations                     $  0.01  $   (0.47)  $  (0.03)        *
      Net Income (loss) before
       extraordinary item             $  0.01  $   (0.47)  $  (0.03)        *
      Net Income (loss)               $  0.01  $   (0.47)  $  (0.03)        *

    Diluted:
      Income (loss) from continuing
       operations                     $  0.01  $   (0.47)  $  (0.03)        *
      Net Income (loss) before
       extraordinary item             $  0.01  $   (0.47)  $  (0.03)        *
      Net Income (loss)               $  0.01  $   (0.47)  $  (0.03)        *
 Weighted average shares of common
  stock outstanding:
  Basic                             4,300,000  4,300,000  4,300,000         *
  Diluted                           4,677,500  4,300,000  4,300,000         *

   -----------------------------------------------------------------------------
   See accompanying notes.

  * Earnings per share amount as it relates to the predecessor company is not meaningful due to the reorganization.

  CONSOLIDATED BALANCE SHEETS
  October 30, 1999 and October 31, 1998

    ASSETS                                        1999         1998
  ------------------------------------------------------------------
                                                   (in thousands)
  Current assets:
    Receivables, net of allowance for doubtful
     accounts of $155,000 in 1999 and in 1998   $ 2,312      $ 1,956
    Inventories                                   5,070        3,266
    Other                                           127          113
                                                 ------       ------
       Total current assets                       7,509        5,335
                                                 ------       ------
  Property, plant and equipment:
    Leasehold improvements                        1,004        1,001
    Machinery and equipment                       1,251          989
                                                 ------       ------
                                                  2,255        1,990
  Less accumulated depreciation and amortization  1,027          567
                                                 ------       ------
                                                  1,228        1,423
                                                 ------       ------
  Other                                              51          122
                                                 ------       ------
                                                $ 8,788      $ 6,880
                                                 ======       ======

    LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------------------------------------
  Current liabilities:
    Current portion of borrowings               $    -       $ 1,851
    Accounts payable                                593          667
    Accrued interest                                 35           21
    Accrued liabilities                           1,590        1,322
                                                 ------       ------
       Total current liabilities                  2,218        3,861
  Line of credit                                  3,514           -
  Deferred employee benefits                        119          126
                                                  5,851        3,987
                                                 ------       ------
  Commitments and contingencies (Note 12)            -            -

  Stockholders' equity
    Preferred stock, none outstanding                -            -
    Common stock, $.04 par, 20,000,000 shares
     authorized, 4,300,000 shares outstanding
     in 1999 and 1998                               172          172
    Additional paid-in capital                    4,862        4,851
    Accumulated deficit                          (2,097)      (2,130)
                                                 ------       ------
       Total stockholders' equity                 2,937        2,893
                                                 ------       ------
                                                $ 8,788      $ 6,880
                                                 ======       ======
  ------------------------------------------------------------------
  See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the fiscal years ended October 30, 1999, October 31, 1998 and October 25, 1997



                                                 Reorganized Company     Predecessor Company
                                                  Twelve     Twelve       One        Eleven
                                                  Month      Month       Month       Month
                                                  Period     Period      Period      Period
                                                  Ended      Ended       Ended       Ended
                                                 Oct. 30,   Oct. 31,    Oct. 25,    Sept. 20,
                                                   1999       1998        1997        1997
 --------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Income (loss) from continuing operations        $    33   $ (2,017)   $   (113)   $ (4,828)
 Non-cash adjustments to income (loss):
   Depreciation and amortization                     460        523          44         579
   Restructuring charge                               -          -           -        1,608
   Variable stock option                              11         -           -           -
   Provision for bad debts                            -          60          10         110
 Changes in assets and liabilities:
   Net (increase) decrease to accounts receivable   (356)      (610)        179       1,024
   Net (increase) decrease to inventories         (1,804)     1,038          58      (1,090)
   Net decrease (increase) to other current
    and other long-term assets                        57          1         (17)         95
   Net increase (decrease) to accounts
    payable and accrued expenses                      19       (257)         40       1,128
                                                  ------     ------     -------     -------
 Net cash flows from operating activities
  of continuing operations                        (1,580)    (1,262)        201      (1,374)
 Net cash flows from operating activities
  of discontinued operations                          (7)        -           (7)       (196)
                                                  ------     ------     -------     -------
      Net cash flows from operating activities    (1,587)    (1,262)       (194)     (1,571)
                                                  ------     ------     -------     -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of Rymer Seafood              -          -           -          950
 Capital expenditures                               (265)      (221)         (6)       (609)
 Other                                                -          -           -            1
 Net cash flows from investing activities
  of discontinued operations                          -         800          -           -
      Net cash flows from investing activities      (265)       579          (6)        342
                                                  ------     ------     -------     -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in cash overdraft                            189        226          38        (181)
 Repayments under line-of-credit facility        (54,383)   (33,689)     (3,051)    (27,021)
 Borrowings under line-of-credit facility         56,046     34,146       2,825      28,431
 Net cash flows from financing activities
  of continuing operations                         1,852        683        (188)      1,229
                                                  ------     ------     -------     -------
      Net cash flows from financing activities     1,852        683        (188)      1,229
                                                  ------     ------     -------     -------
 Net change in cash                                   -          -           -           -
 Cash and cash equivalents balance at
  beginning of fiscal year                            -          -           -           -
                                                  ------     ------     -------     -------
 Cash and cash equivalents balance at end
  of fiscal year                                 $    -     $    -     $     -     $     -
                                                  ======     ======     =======     =======

 --------------------------------------------------------------------------------------------
 See accompanying notes.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 For the fiscal years ended October 30, 1999, October 31, 1998 and October 25, 1997

                                           Additional                 Total
                                   Common    Paid-In   Accumulated Stockholders'
                                    Stock    Capital    Deficit       Equity
                                                                     (Deficit)
 -------------------------------------------------------------------------------
 Balance at October 26, 1996       $10,754    $44,363   $(70,733)    $(15,616)
 Net income for the eleven
  month period ended
  September 20, 1997                    -          -      20,209       20,209
 Effect of reorganization and
  fresh start accounting:
   Cancellation of predecessor
    deficit                        (10,599)   (39,925)    50,524           -
   Issuance of new shares pursuant
    to plan of reorganization           17        413         -           430
                                    ------     ------    -------      -------
 Balance at September 20, 1997         172      4,851         -         5,023
 Net loss for one month period
  ended October 25, 1997                -          -        (113)        (113)
                                    ------     ------    -------      -------
 Balance at October 25, 1997           172      4,851       (113)       4,910
 Net loss                               -          -      (2,017)      (2,017)
                                    ------     ------    -------      -------
 Balance at October 31, 1998           172      4,851     (2,130)       2,893

 Net Income                             -          -          33           33

 Variable stock option                  -          11         -            11
                                    ------     ------    -------      -------
 Balance at October 30, 1999       $   172    $ 4,862   $ (2,097)    $  2,937
                                    ======     ======    =======      =======

 -------------------------------------------------------------------------------
 See accompanying notes.

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


  Earnings (Loss) Per Share

  The difference  between  basic  and dilutive  weighted  average  common
  shares  results  from  the  assumption  that  dilutive  stock   option-
  outstanding were exercised.

  Since there is a net loss for the year ended October 31, 1998 and the one month period ended October 25, 1997, common stock equivalents are excluded from the diluted earnings per share calculation since they would be antidilutive.

  Amounts for the predecessor company are not presented as the data is not meaningful due to the Company's reorganization.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at October 30, 1999 and October 31, 1998, and the reported amounts of revenues and expenses during the three year period ended October 30, 1999. Actual results could differ from those estimates.

  2.  Restructuring and Restructuring Charges

  During the 1997 fiscal year, the Company recorded a Restructuring charge of $1.6 million related to its Senior Note restructuring plan. These costs included legal fees, financial consultants, and other costs associated with the conversion process of the Company's Senior Notes to equity.

  3.  Discontinued Operations and Assets Held for Sale

  The  accompanying   consolidated  financial   statements  reflect   the
  operations of the Company's Rymer Plant City subsidiary as discontinued operations for accounting purposes.

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

  Other Discontinued Operations

  The following summarizes the results of the various discontinued operations reflected in the accompanying Consolidated Statements of Operations (in thousands):

                                Reorganized Company      Predecessor
                                                           Company
                             --------------------------   ---------
                             Twelve    Twelve     One      Eleven
                             Month     Month     Month     Month
                             Period    Period    Period    Period
                             Ended     Ended     Ended     Ended
                            Oct. 30,  Oct. 31,  Oct. 25,  Sept. 20,
                              1999      1998      1997      1997
 ------------------------------------------------------------------
 Sales:
    Rymer Chicken           $   -     $    -    $   -     $    -
        Total sales         $   -     $    -    $   -     $   -
 Income (loss) from
  discontinued operations:
    Rymer Chicken           $   -     $    -    $   -     $    -
                            $   -     $    -    $   -     $    -
 Loss on dispositions of
  discontinued operations:
    Rymer Chicken           $   -     $   -     $   -     $   (566)
                            $   -     $   -     $  -      $   (566)

  4.  Reorganization Plan

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

  5.  Inventories

  Inventories consist of the following (in thousands):

                                October 30,        October 31,
                                   1999               1998
                                  ------             ------
       Raw materials             $ 3,251            $ 2,166
       Finished goods              1,819              1,100
                                  ------             ------
                                 $ 5,070            $ 3,266
                                  ======             ======

  6.  Borrowings

  Borrowings consisted of the following (in thousands):

                                               October 30,   October 31,
                                                  1999          1998
                                                -------       -------
       Banks, with interest of 2% over
        prime in 1999 and 1998                 $  3,514      $  1,851
       Less current maturities                 $     -       $  1,851
                                                -------       -------
                                               $  3,514      $      0
                                                =======       =======

  The prime rate applicable to the Company's outstanding bank notes payable was 8.25% at October 30, 1999 and 8% at October 31, 1998. The weighted average interest rate relating to these borrowings was 9.9% and 10.1% during fiscal 1999 and 1998 respectively.

  The Company on April 23, 1998 entered into a loan agreement with FINOVA that replaced the loan agreement with another financial institution. The credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At October 31, 1998, the Company was in compliance with all covenants.

  Under the agreement noted above the Company's Rymer Meat subsidiary had total lines of credit available of $3.8 million at October 30, 1999 and $2.6 million at October 31, 1998, of which $.3 million and $.7 million, respectively, was unused.

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

  7.  Leases

  The Company and its subsidiaries lease certain facilities and equipment used for offices and manufacturing. Total rental expense from continuing operations under all operating leases was approximately $512,000, $476,000 and $476,000 in fiscal 1999, fiscal 1998 and fiscal
  1997, respectively. The above lease costs do not include the costs of taxes, insurance, maintenance and utilities which the Company and its subsidiaries are required to pay.

  The lease for the Chicago meat processing facility expired in July 1996. The Company has subsequently negotiated for revised lease space and lower rental costs and leases the facility on a month-to-month basis.

  Property, plant and equipment recorded under lease commitments under non-cancelable leases are not material.

  8.  Income Taxes

  The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $21.0 million at October 30, 1999 and October 31, 1998. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

  The  components  of  the  net  deferred  tax  asset  recorded  in   the
  accompanying consolidated balance sheets as of October 30, 1999 and October 31, 1998 are as follows (in thousands):


                                                      1999       1998
                                                     ------     ------
       Deferred tax assets:
         Accounts receivable                        $    53    $    53
         Inventories                                    137         94
         Property, plant and equipment                  431        352
         Other liabilities and reserves                 147         97
         Alternative minimum tax credits                 68         68
         Net operating loss carryforwards             7,182      7,300
         Investment tax credits                         512        512
         Contribution carryover                          27         10
                                                     ------     ------
           Total deferred tax assets                  8,557      8,486
         Less:  Valuation allowance                  (8,557)    (8,486)
                                                     ------     ------
           Net deferred tax asset                   $     -    $     -
                                                     ======     ======

  The following table accounts for the difference between the actual tax provision attributable to loss before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes.


                                                     Fiscal Years Ended
                                             -----------------------------------
                                             October 30, October 31, October 25,
                                                1999       1998        1997
                                                ----       ----        ----
 (Loss) income before income taxes:
   Income (loss) from continuing operations     $  33   $ (2,017)    $ (4,941)
   (Loss) income from discontinued operations      -          -          (566)
                                                 ----    -------      -------
 Total income (loss) before income taxes        $  33   $ (2,017)    $ (5,507)
                                                 ====    =======      =======

 Total (benefit) provision computed by applying
  the U.S. statutory rate (34%)                 $  11   $   (686)    $ (1,872)
 Increases (decreases) in taxes due to:
   Loss which provides no current tax benefit      -         686        1,872
 Use of net operating loss carryforwards        $ (11)        -            -
   Other differences, net                          -          -            -
                                                 ----    -------      -------
 Actual tax provision                           $  -    $     -      $     -
                                                 ====    =======      =======

  The Company's Federal income tax returns are subject to review by the Internal Revenue Service, the results of which cannot be predicted with certainty. At October 30, 1999, the Company had an operating loss carryforward for tax reporting purposes approximating $21 million which is available to offset future Federal taxable income which begins to expire in 2007. Additional restrictions under Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

  9.  Stockholders' Equity

  The Company has authorized 20,000,000 shares of common stock with a par value of $0.04 per share and 400,000 shares of preferred stock with a par value of $10 per share.

  At October 30, 1999, there were 430,000 stock shares reserved for the exercise of stock options.

  10.  Capital Stock, Stock Options and Warrants

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

  A summary of stock option activity and other related information is as follows:

                                               Options Outstanding
                                               -------------------
                                                                Weighted
                                            Number              Average
                                         Outstanding        Price per share
                                            -------              -------

  Balance, October 27, 1996                 293,250             $   1.68

  Granted                                      -
  Exercised                                    -
  Canceled                                 (293,250)            $   1.68
                                            -------              -------
  Balance, October 25, 1997                    -

  Granted                                   348,000             $   0.87
  Exercised                                    -
  Canceled                                     -
                                            -------              -------
  Balance, October 31, 1998                 348,000             $   0.87

  Granted                                   426,000             $   0.25
  Exercised                                    -
  Canceled                                 (348,000)            $   0.87
                                            -------              -------
  Balance, October 30, 1999                 426,000             $   0.25
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

  During 1998,  the Company  issued options  to key  employees and  board members for the purchase of 348,000 shares of common stock. The options vest either immediately or equally over a four year period, commencing with the date of grant. The exercise price ranges from $0.44 per share to $1.00 per share, the market price on the date of grant. The options will expire five years from the date of grant. On March 12, 1999 all of the options previously issued were cancelled, and then reissued at a exercise price of $0.22 per share, the market price on the date of reissuance. Compensation expense of $11,000 has been recognized by the Company as a result of repricing some of the options. The pro forma affect of applying the fair value based method to these options would not have a material affect on the reported net earnings
  (loss) and would not change the net earnings (loss) per share for the years ended October 30, 1999 and October 31, 1998 respectfully. The fair value of these options was computed by applying the following assumptions to the Black Scholes options pricing model: no dividends; risk-free interest rate of 5.46%; volatility of 26.8%; and an average term of 4 years.

  In accordance with the provisions of SFAS No. 123, and "Accounting for Stock-Based Compensation", the Company has elected to continue to account for stock based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion 25, generally no cost is recorded for options issued to employees unless the option price is below the fair value at date options are granted.

  11.  Employee Benefit Plans

  The Company currently sponsors a Company-wide 401(k) savings plan. The plan covers all salaried personnel at the Chicago processing plant and the Company's corporate headquarters who have completed 6 months of service. The Company makes matching contributions to the 401(k) savings plan of up to 5% of each participants' compensation.

  Contributions and costs expensed under the 401(k) savings plan for employees relating to the Company's continuing operations amounted to approximately $82,000, $86,000 and $96,000 for fiscal 1999, fiscal 1998, and fiscal 1997, respectively.

  12.  Commitments and Contingencies

  The amounts of liability, if any, for claims and actions against the Company and its subsidiaries at October 30, 1999 are not determinable but, in the opinion of management, such liability, if any, would not have a material effect upon the Company's financial position or results of operations.

  The Company has agreements with certain of its customers to sell merchandise over the next year for specified prices. The Company also has agreements with certain of its suppliers to purchase raw materials. The agreements extend for up to one year and provide the price and quantity of materials to be supplied. The Company had purchase commitments of $1.8 million as of October 30, 1999.

  13.  Supplemental Cash Flow Information
  Supplemental cash flow information is as follows (in thousands):


                                             1999      1998       1997
                                             ----      ----       ----
       Cash paid for:
         Interest                           $ 333     $ 190      $ 128
                                             ====      ====       ====
         Federal, state and local
          income taxes (net of tax refunds) $  15     $  10      $  10
                                             ====      ====       ====

  14.  Concentration of Credit Risk and Supplemental Sales Information

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

  No customer represents 10% or more of the Company's sales in 1999 or 1998.


  15.  Fourth Quarter Adjustments


  1999

  None


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

  16.  New Accounting Standards

  There are no currently issued but not yet effective accounting standards that adoption of would have a material impact on the Company's financial position or results of operations.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None


                                   PART III


  Item 10.  Directors and Executive Officers of the Registrant

  The disclosure required by Item 10 is set forth in, and is incorporated by reference to, the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 29, 2000 (the 2000 Proxy Statement).

  Item 11.  Executive Compensation

  The disclosure required by Item 11 is set forth in, and is incorporated by reference to, the 2000 Proxy Statement.

  Item  12.    Security  Ownership  of  Certain  Beneficial  Owners   and
  Management

  The disclosure required by Item 12 is set forth in, and is incorporated by reference to, the 2000 Proxy Statement.

  Item 13.  Certain Relationships and Related Transactions

  The disclosure required by Item 13 is set forth in, and is incorporated by reference to, the 2000 Proxy Statement.

                                 PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on  Form
  8-K
                                                                        Page
  (a) 1. The following audited consolidated financial statements of the Company are included in Part II, Item 8:

         Consolidated Statements of Operations for the fiscal years
         ended October 30, 1999, October 31, 1998 and October 25, 1997    12

         Consolidated Balance Sheets as of October 30, 1999 and
         October 31, 1998                                                 13

         Consolidated Statements of Cash Flows for the fiscal years
         ended October 30, 1999, October 31, 1998 and October 25, 1997    14

         Consolidated Statements of Stockholders' (Deficit) Equity for
         the fiscal years ended October 30, 1999, October 31, 1998 and
         October 25, 1997                                                 15

         Notes to Consolidated Financial Statements                     16-24

         Note:   Reporting for the year ended October 25, 1997 is
         accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997.

  (a) 2. Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts and Reserves     26

         Schedules, other than those listed above, are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.


  (a) 3.     Exhibits:

          2        Plan of Reorganization                          *

         11        Computation of Earnings Per Share               28

         21        Subsidiaries of the Company                     29

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


             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED OCTOBER 30, 1999, OCTOBER 31, 1998 AND OCTOBER 25, 1997
                    RYMER FOODS INC. AND SUBSIDIARIES



                                                     Additions
                                                     Charged to
                            Balance at   Charged to     Other                 Balance at
                            Beginning     Costs and   Accounts    Deductions      end
       Description           of Year      Expenses   (describe)   (describe)    of Year
                            ----------   ----------  ----------   ----------   ---------
                                             (in thousands)
  Deducted in the balance
   sheets from the assets
   to which they apply:

  Allowance for doubtful
   accounts-current:

  For the fiscal year ended
  October 30, 1999           $  155       $   -                      $   -        $  155

  For the fiscal year ended
  October 31, 1998              141          60                         46 (a)       155

  For the fiscal year ended
  October 25, 1997              200         120                        179 (a)       141


  (a)  Accounts written off, net of recoveries


                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Rymer Foods Inc.
                                  (Registrant)


                                 By    /s/ P. Edward Schenk

                                 P. Edward Schenk, Chairman of the Board
                                 and Chief Executive Officer


  Date:  January 25, 2000



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  /s/ P. Edward Schenk    Chairman of the Board                   1/25/00
  P. Edward Schenk        and Chief Executive Officer
                          (Principal Executive Officer)


  /s/ Edward M. Hebert    Director, President, Chief Financial    1/25/00
  Edward M. Hebert        Officer, Treasurer and Secretary

  /s/ Michael Bowen       Director                                1/25/00
  Michael Bowen

  /s/ Michael J. Brinati  Director                                1/25/00
  Michael J. Brinati

  /s/ John W. Elting      Director                                1/25/00
  John W. Elting

  /s/ Barry Spector       Director                                1/25/00
  Barry Spector