Form 10-Q
period 2000-01-29
RYMER FOODS INC
filed 2000-03-14
CIK 56871

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
 [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                 January 29, 2000

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

                        Yes   X        No

 Registrant had 4,300,000 shares of common stock outstanding as of March 13, 2000.


                   This report consists of 11 pages.

                     PART I - FINANCIAL INFORMATION
  ITEM 1.  Financial Statements

                    RYMER FOODS INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                               (Unaudited)
                                              January 29, October 30,
                                                 2000        1999
                                                -------     -------
                      ASSETS                      (in thousands)
  Current Assets:
    Receivables, net                           $  2,147    $  2,312
    Inventories                                   5,584       5,070
    Other                                           152         127
                                                -------     -------
       Total Current Assets                       7,883       7,509
  Property, Plant and Equipment:
    Leasehold improvements                        1,040       1,004
    Machinery and equipment                       1,284       1,251
                                                -------     -------
                                                  2,324       2,255
    Less accumulated depreciation
     and amortization                             1,127       1,027
                                                -------     -------
                                                  1,197       1,228
  Other                                              42          51
                                                -------     -------
                                               $  9,122    $  8,788
                                                =======     =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current portion of borrowings,            $    -      $   -
    Accounts payable                              1,131         593
    Accrued liabilities                           1,584       1,625
                                                -------     -------
       Total Current Liabilities                  2,715       2,218

  Line of Credit                                  3,488       3,514

  Deferred Employee Benefits                        117         119
                                                -------     -------
                                                  6,320       5,851
  Commitments and Contingencies
  Stockholders' Equity:
    Common stock, $.04 par, 20,000,000 shares
     authorized; 4,300,000 shares outstanding       172         172
    Additional paid-in capital                    4,880       4,862
    Accumulated deficit                          (2,250)     (2,097)
                                                -------     -------
       Total Stockholders' Equity                 2,802       2,937
                                                -------     -------
                                               $  9,122    $  8,788
                                                =======     =======
  See accompanying notes.
                                   2.

                    RYMER FOODS INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations
                               (Unaudited)

                                         Thirteen Weeks Ended
                                        January 29, January 30,
                                            2000       1999
                                           ------     ------
                                 (in thousands, except per share data)
  Net sales                               $ 9,241    $ 7,103
  Cost of sales                             8,342      6,410
                                           ------     ------
  Gross profit                                899        693
  Selling, general and
    administrative expenses                   966        920
                                           ------     ------
  Operating loss                              (67)      (227)

  Interest expense                            106         67
  Other expense                               -            2
                                           ------     ------
  Loss before income taxes                   (173)      (296)
  Provision for income taxes                  (20)      -
                                           ------     ------
    Net loss                              $  (153)   $  (296)
                                           ======     ======

  Per common share data:
    Basic:
      Loss from continuing operations
      before income taxes                 $  (.04)   $  (.07)
                                           ======     ======
      Net loss                            $  (.04)   $  (.07)
                                           ======     ======
    Diluted:
      Loss from continuing operations
      before income taxes                 $  (.04)   $  (.07)
                                           ======     ======
      Net loss                            $  (.04)   $  (.07)
                                           ======     ======
  See accompanying notes.

                                   3.

                    RYMER FOODS INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                             (Unaudited)
                                                Thirteen Weeks Ended
                                            Jan. 29, 2000  Jan. 30, 1999
                                                 -------     -------
                                                    (in thousands)
  CASH FLOWS FROM OPERATIONS
    Loss from continuing operations             $   (153)   $   (296)
    Non-cash adjustments to loss:
      Depreciation and amortization                  100         113
      Provision for bad debts                        -            15
      Variable stock option                           18         -
    Net decrease to accounts receivable              165         250
    Net (increase) to inventories                   (514)       (348)
    Net (increase) to other current and
     long-term assets                                (16)        (16)
    Net increase to accounts payable and
     accrued expenses                                148         294
                                                 -------     -------
    Net cash flows from operating activities of
     continuing operations                          (252)         12
    Net cash flows from operating activities of
     discontinued operations                          (2)          2
                                                 -------     -------
     Net cash flows from operating activities       (254)         14

  CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures                             (69)        (39)
                                                 -------     -------
    Net cash flows from investing activities         (69)        (39)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Change in cash overdraft                         349        (437)
    Repayments under line-of-credit facility      (9,726)     (6,562)
    Borrowings under line-of-credit facility       9,700       7,024
                                                 -------     -------
    Net cash flows from financing activities         323          25

  Net change in cash and cash equivalents            -           -
  Cash and cash equivalents balance at
   beginning of year                                 -           -
                                                 -------     -------
  Cash and cash equivalents balance at
   end of first quarter                         $    -      $    -
                                                 =======     =======
  Supplemental cash flow information:
    Interest paid                               $    105    $     60
                                                 =======     =======
    Income taxes paid, net of refunds           $    -      $    -
                                                 =======     =======
  See accompanying notes.

                                   4.

                    RYMER FOODS INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 30, 1999.

       In management's opinion, the condensed consolidated financial statements include all normal recurring adjustments which the Company considers necessary for a fair presentation of the results for the period. Operating results for the fiscal period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.


  2.   INVENTORIES
       Inventories are  stated  principally  at the  lower  of  first-in,
       first-out cost  or  market.   The  composition of  inventories  at
       January 29, 2000 and October 30, 1999 was (in thousands):



                           January 29, 2000  October 30, 1999
                                 ------            ------
          Raw material          $ 3,277           $ 3,251
          Finished goods          2,307             1,819
                                 ------            ------
               Total            $ 5,584           $ 5,070
                                 ======            ======

  3.   BORROWINGS
       Current borrowings consist of the following (in thousands):


                                              January 29,  October 30,
                                                 2000          1999
                                                -------       -------
            Banks, with interest of 2%
             over prime in 2000 and 1999       $  3,488      $  3,514
            Less current maturities                 -             -
                                                -------       -------
                                               $  3,488      $  3,514
                                                =======       =======

       The prime rate applicable to the Company's outstanding bank notes payable was 8.25% at both January 29, 2000 and October 30, 1999. The weighted average interest rate relating to these borrowings was 10.25% during the first quarter of 2000 and 9.9% during fiscal 1999.

       The Company's Rymer Meat subsidiary had total lines of credit available of $3.8 million at January 29, 2000 and $3.8 million at October 30, 1999, of which $0.3 million and $0.3 million, respectively, was unused.

       The Company on April 23, 1998 entered into a loan agreement with FINOVA. The credit facility provides up to $4 million for the Company through April 23, 2001. The FINOVA agreement contains loan covenants that the Company must meet. At January 29, 2000 and October 30, 1999 the Company was in compliance with the loan covenants.

       Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.

  4.   INCOME TAXES
       The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $21.0 million at January 29, 2000 and October 30, 1999. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. Additional restrictions under Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.
                                   6.

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


  First Quarter of 2000 versus First Quarter of 1999

  Consolidated sales for the first quarter of 2000 of $9.2 million increased from the first quarter of 1999 by $2.1 million or 30.1%. Sales increased primarily due to the Company's expansion of its customer base.

  As compared to 1999, consolidated cost of sales increased by $1.9 million or 30.1%. As a percentage of sales, the gross margin decreased to 9.7% as compared to 9.8% in 1999.

  Gross profit increased compared to 1999  by $0.2 million mainly due  to
  the higher  volume.   The  Company's  hourly work  force  has  remained
  constant from 1999 to 2000.

  Selling, general and administrative expenses increased by $45,000 in 2000 as compared to 1999 due to higher sales related expenses associated with higher sales revenue.

  Interest Expense

  Interest expense increased by $39,000 or 58.2% as compared to 1999. This increase is due to the Company's higher borrowings on the Company's line of credit, due primarily for raw materials and to accommodate Company growth.

  Income Taxes

  In both 2000 and 1999, no provision for income taxes was recorded due to the loss from operations. In 2000 the Company reduced the income tax liability by $20,000 thereby resulting in a tax benefit in the first quarter of 2000.

  Liquidity and Capital Resources

  The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

  On April 23, 1998, the Company entered into a loan agreement with FINOVA. The credit facility provides up to $4 million for the Company through April 23, 2001. The agreement contains loan covenants that the Company must meet. At January 29, 2000, the Company was in compliance with the loan covenants.

  The Company had total lines of credit available of $3.8 million at January 29, 2000 and $3.8 million at October 30, 1999, of which $0.3 million and $0.3 million, respectively, was unused. The Company anticipates that the existing line of credit will supply sufficient cash to meet the Company's requirements.

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


  EXHIBIT 11

  COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                            BASIC           DILUTED         BASIC           DILUTED
                                        Thirteen Weeks  Thirteen Weeks  Thirteen Weeks  Thirteen Weeks
                                          January 29,     January 29,     January 30,     January 30,
                                             2000            2000            1999            1999
                                             -----           -----           -----           -----
                         (In thousands, except per share amounts)     (In thousands, except per share amounts)

  AVERAGE SHARES OUTSTANDING

    1  Average shares outstanding             4,300          4,300           4,300           4,300

    2  Net additional shares outstanding
        assuming exercise of stock options      -              426             -               348

    3  Average number of common shares
        outstanding                           4,300          4,726           4,300           4,648

  EARNINGS (LOSSES)

    4  Loss from continuing
        operations                          $  (173)       $  (173)        $  (295)        $  (295)

    5  Net loss                             $  (153)       $  (153)        $  (295)        $  (295)

  PER SHARE AMOUNTS

       Loss from continuing
        operations (line 4 / line 3)        $  (.04)       $  (.04)        $  (.07)        $  (.07)

       Net loss
        (line 5 / line 3)                   $  (.04)       $  (.04)        $  (.07)        $  (.07)



    NOTE -  Earnings per share  have been calculated  using the  treasury
    stock method.   Since there  is a net  loss for  the quarters  ending
    January 29, 2000  and January 30, 1999  common stock equivalents  are excluded from the diluted earnings per share calculations since  they would be antidilutive.



                                     9.

                RYMER FOODS INC. AND SUBSIDIARIES
                   PART II - OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K

   (a)     Exhibits filed:

   11 Computations of earnings per share are included in the Notes to Condensed Consolidated Financial Statements included in
           Item 1 of this Form 10-Q.

           Exhibits incorporated by reference:

   13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 30, 1999 (Incorporated by reference).

   21.1    Subsidiaries  of the Company.   (Incorporated by reference  to
           Exhibit 22 to the Annual Report of Form 10-K of Rymer Foods Inc. for the fiscal year ended October 30, 1999.)

   27      Financial Data Schedule (EDGAR filing)

   (b)     Reports on Form 8-K:

           None

                         RYMER FOODS INC.
                            SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RYMER FOODS INC.
                                    (Registrant)

                                     By  /s/  Edward M. Hebert
                                        ----------------------------
                                        Edward M. Hebert, President,
                                        Chief Financial Officer, Secretary
                                        and Treasurer


  Date:  March 13, 2000