Form 10-Q
period 2000-04-29
RYMER FOODS INC
filed 2000-06-13
CIK 56871

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  April 29, 2000

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

                       Yes   X        No

  Registrant had 4,300,000 shares of common stock outstanding as of June 12, 2000.

                  This report consists of 11 pages.

                     PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

                    RYMER FOODS INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               (Unaudited)

                                               April 29,  October 30,
                                                  2000        1999
                                                    (in thousands)
                                                -------     -------
                      ASSETS
  Current Assets:
    Receivables, net                           $  2,708    $  2,312
    Inventories                                   5,080       5,070
    Other                                           180         127
                                                -------     -------
       Total Current Assets                       7,968       7,509

  Property, Plant and Equipment:
    Leasehold improvements                        1,038       1,004
    Machinery and equipment                       1,400       1,251
                                                -------     -------
                                                  2,438       2,255
    Less accumulated depreciation
      and amortization                            1,234       1,027
                                                -------     -------
                                                  1,204       1,228

  Other                                              33          51
                                                -------     -------
                                               $  9,205    $  8,788
                                                =======     =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Current portion of borrowings,            $    -      $    -
    Accounts payable                              1,158         593
    Accrued liabilities                           1,317       1,625
                                                -------     -------
       Total Current Liabilities                  2,475       2,218

  Line of Credit                                  3,789       3,514

  Deferred Employee Benefits                        115         119
                                                -------     -------
                                                  6,379       5,851
  Commitments and Contingencies                    -           -
   Stockholders' Equity:
    Common stock, $0.04 par - 20,000,000 shares
     authorized; 4,300,000 shares outstanding       172         172
    Additional paid-in capital                    4,880       4,862
    Accumulated deficit                          (2,226)     (2,097)
                                                -------     -------
       Total Stockholders' Equity                 2,826       2,937
                                                -------     -------
                                               $  9,205    $  8,788
                                                =======     =======
   See accompanying notes.
                                    2.

                    RYMER FOODS INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (Unaudited)

                                Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                  April 29,   May 1,  April 29,    May 1,
                                    2000       1999      2000      1999
                                    (in thousands except per share data)
                                    ------    ------   -------   -------
  Net sales                        $ 9,890   $11,134  $ 19,131  $ 18,237
  Cost of sales                      8,789     9,829    17,131    16,239
                                    ------    ------   -------   -------
  Gross profit                       1,101     1,305     2,000     1,998

  Selling, general and
   administrative expenses             986     1,086     1,952     2,006
                                    ------    ------   -------   -------
  Operating income (loss)              115       219        48        (8)

  Interest expense                     111        83       217       150
  Other (income) expense                 -        (1)        -         1
                                    ------    ------   -------   -------
  Income(loss) before income taxes       4       137      (169)     (159)
  Tax benefit                          (20)        -       (40)        -
                                    ------    ------   -------   -------
  Net income(loss)                 $    24   $   137  $   (129) $   (159)
                                    ======    ======   =======   =======

  Per common share data:

   Basic:
     Income (loss) from continuing
       operations before
       income taxes                $   .00   $   .03  $   (.04) $   (.04)
                                    ======    ======   =======   =======
    Net income (loss)              $   .01   $   .03  $   (.03) $   (.04)
                                    ======    ======   =======   =======

   Diluted:
     Income (loss) from continuing
       operations before
       income taxes               $   .00    $   .03  $   (.04) $   (.04)
                                    ======    ======   =======   =======
   Net income (loss)              $   .01    $   .03  $   (.03) $   (.04)
                                    ======    ======   =======   =======

  See accompanying notes.

                                   3.

                    RYMER FOODS INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                               (Unaudited)


                                                    Twenty-Six Weeks Ended
                                                  April 29, 2000   May 1, 1999
                                                         (in thousands)
                                                      -------       -------
  CASH FLOWS FROM OPERATIONS
    Loss from continuing operations                  $   (129)     $   (159)
    Non-cash adjustments to loss:
      Depreciation and amortization                       207           228
      Provision for bad debts                               -            15
      Variable stock option                                18             -
    Net decrease (increase) to accounts receivable       (396)         (992)
    Net (increase) to inventories                         (10)       (1,272)
    Net (increase) to other current and
      long-term assets                                    (35)          (33)
    Net increase to accounts payable and
      accrued expenses                                    257           875
                                                      -------       -------
    Net cash flows from operating activities of
     continuing operations                                (88)       (1,338)
    Net cash flows from operating activities of
     discontinued operations                               (4)           (3)
                                                      -------       -------
     Net cash flows from operating activities             (92)       (1,341)

  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                 (183)         (116)
                                                      -------       -------
  Net cash flows from investing activities               (183)         (116)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments under line-of-credit facility          (18,425)      (32,689)
    Borrowings under line-of-credit facility           18,700        34,530
                                                      -------       -------
    Net cash flows from financing activities              275         1,457

  Net change in cash and cash equivalents                   -             -
  Cash and cash equivalents at beginning of year            -             -
                                                      -------       -------
  Cash and cash equivalents at end of second quarter $      -      $      -
                                                      =======       =======
  Supplemental cash flow information:
    Interest paid                                    $    217      $    150
                                                      =======       =======
    Income taxes paid, net of refunds                $      -      $      -
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



 2.   INVENTORIES
      Inventories are stated principally at  the lower of first-in, first-out
      cost or market.   The composition of inventories at April  29, 2000 and
      October 30, 1999 was (in thousands):


                            April 29, 2000    October 30, 1999
                                 ------            ------
          Raw material          $ 3,079           $ 3,251
          Finished goods          2,001             1,819
                                 ------            ------
               Total            $ 5,080           $ 5,070
                                 ======            ======

  3.   BORROWINGS
       Current borrowings consist of the following (in thousands):

                                             April 29,      October 30,
                                               2000            1999
                                             -------         -------
        Banks, with interest of 2%
          over prime in 2000 and 1999       $  3,789        $  3,514
        Less current maturities                    -               -
                                             -------         -------
                                            $  3,789        $  3,514
                                             =======         =======


       The prime rate applicable to the Company's outstanding bank notes payable was 9.0% at April 29, 2000 and 8.25% at October 30, 1999. The weighted average interest rate relating to these borrowings was 10.7% during the first half of 2000 and 9.9% during fiscal 1999.

       The Company's Rymer Meat subsidiary had total lines of credit available of $4.0 million at April 29, 2000 and $3.8 million at October 30, 1999, of which $0.2 million and $0.3 million, respectively, was unused.

       The Company on April 23, 1998 entered into a loan agreement with FINOVA. The credit facility provides up to $4 million for the Company through April 23, 2001. On May 4, 2000 the Company amended its loan agreement with FINOVA that 1) extended the maturity date to April 23, 2002, 2) increased the facility by $1.0 million to $5.0 million and 3) set up a separate capital expenditure line of credit for $500,000. The FINOVA agreement contains loan covenants that the Company must meet. At April 29, 2000 and October 30, 1999, the Company was in compliance with the loan covenants.

       Substantially all of the Company's  property, plant and equipment  and
       certain  current  assets   are  pledged  as   collateral  under   bank
       agreements.

  5.   INCOME TAXES
       The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $21.0 million at April 29, 2000 and October 30, 1999. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. Additional restrictions under Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

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

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  General

  The Company's consolidated  results from  operations are  generated by  its
  meat processing operation.   The  Company's common  stock currently  trades
  under the symbol RFDS.OB (OTCBB).

  First Half of Fiscal 2000 versus First Half of Fiscal 1999

  Consolidated sales for the first half of fiscal 2000 of $19.1 million increased from the first half of fiscal 1999 by $0.9 million or 5.0%. Sales increased primarily due to the Company's expansion of its customer base.

  As compared to 1999, consolidated cost of sales increased by $0.9 million or 5.5%. As a percentage of sales, the gross margin decreased to 10.5% as compared to 11.0% in 1999.

  Gross profit remained the same as 1999, as the higher sales offset lower margins. The Company's hourly work force has remained constant from 1999 to 2000.

  Selling, general and administrative expenses decreased by $54,000 in 2000 as compared to 1999 due to lower sales related expenses.

  Interest Expense

  Interest expense increased by $67,000 or 44.6% as compared to 1999. This increase is due to the Company's higher borrowings, primarily to accommodate Company growth and higher prime rate on the Company's line of credit.

  Income Taxes

  In both 2000 and 1999, no provision for income taxes was recorded due to the loss from operations. In 2000 the Company reduced the income tax liability by $40,000 thereby resulting in a tax benefit in the first half of 2000.

  Liquidity and Capital Resources

  The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

  The Company on April 23, 1998 entered into a loan agreement with FINOVA. The credit facility provides up to $4.0 million for the Company through April 23, 2001. On May 4, 2000 the Company amended its loan agreement with FINOVA that 1) extended the maturity date to April 23, 2002, 2) increased the facility by $1.0 million to $5.0 million and 3) set up a separate capital expenditure line of credit for $500,000. The FINOVA agreement contains loan covenants that the Company must meet. At April 29, 2000 and October 30, 1999, the Company was in compliance with the loan covenants.

  The Company had total lines of credit available of $4.0 million at April 29, 2000 and $3.8 million at October 30, 1999, of which $0.2 million and $0.3 million, respectively, was unused. The Company anticipates that the amended line of credit will supply sufficient cash to meet the Company's requirements.

  The  Company  anticipates  spending  approximately  $400,000  for   capital
  expenditures  in  2000.    The  expenditures  are  primarily  for   planned
  improvements at the meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed mainly from the new capital loan facility.

  Seasonality

  The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

  Impact of Inflation

  Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.

  EXHIBIT 11

  COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                  BASIC                     DILUTED
                                                  -----                     -------
                                           Thirteen    Twenty-Six    Thirteen     Twenty-Six
                                         Weeks Ended  Weeks Ended   Weeks Ended   Weeks Ended
                                          April 29,   April 29,      April 29,     April 29,
                                             2000        2000          2000           2000
                                                (In thousands, except per share amounts)
                                            -----       -----         -----          -----
 AVERAGE SHARES OUTSTANDING
  1  Average shares outstanding             4,300       4,300         4,300          4,300
  2  Net additional shares outstanding
      assuming exercise of stock options*       -       6,500           432              -
                                            -----       -----         -----          -----
  3  Average number of common shares
        outstanding                         4,300       4,300         4,732          4,300
                                            =====       =====         =====          =====
 EARNINGS (LOSSES)

  4  Income(loss) from continuing
      operations                           $    4      $ (169)       $    4         $ (169)
                                            =====       =====         =====          =====
  5  Net income(loss)                      $   24      $ (129)       $   24         $ (129)
                                            =====       =====         =====          =====

  PER SHARE AMOUNTS

     Loss from continuing
     operations (line 4/ line 3)           $  .00      $ (.04)       $  .00         $ (.04)
                                            =====       =====         =====          =====
     Net income(loss)
     (line 5 / line 3)                     $  .01      $ (.03)       $  .01         $ (.03)
                                            =====       =====         =====          =====

  NOTE - Earnings per share have been calculated using the treasury stock method. Since there is a net loss for the twenty six weeks ending April
  29, 2000 common stock equivalents are excluded from the diluted earnings per share calculations since they would be antidilutive.

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


       21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22 to the Annual Report of Form 10 - K of Rymer Foods Inc. for the fiscal year ended October 30, 1999.)

       27     Financial Data Schedule (EDGAR filing)

       (b)    Reports on Form 8-K:

               None

                         RYMER FOODS INC.
                            SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RYMER FOODS INC.
                                           (Registrant)

                                       By  /s/   Edward M. Hebert
                                           ---------------------------
                                           Edward M. Hebert, President,
                                           Chief Financial Officer
                                           and Treasurer


  Date:  June 12, 2000