Form 10-Q
period 2000-07-29
RYMER FOODS INC
filed 2000-09-12
CIK 56871

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 29, 2000

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

                              Yes   X        No

 Registrant had 4,300,000 shares of common stock outstanding as of September 12, 2000.


                   This report consists of 11 pages.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     RYMER FOODS INC.  AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                (Unaudited)

                                               July 29,   October 30,
                ASSETS                           2000        1999
                                                  (in thousands)
                                                -------     -------
Current Assets
   Receivables                                 $  2,878    $  2,312
   Inventories                                    4,282       5,070
   Other                                            227         127
                                                -------     -------
         Total Current Assets                     7,387       7,509

Property,  Plant and Equipment:
   Leasehold improvements                         1,038       1,004
   Machinery and equipment                        1,447       1,251
                                                -------     -------
                                                  2,485       2,255
   Less accumulated depreciation
     and amortization                             1,340       1,027
                                                -------     -------
                                                  1,145       1,228
Other                                                24          51
                                                -------     -------
                                               $  8,556    $  8,788
                                                =======     =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of borrowings               $      -    $      -
   Accounts payable                               1,082         593
   Accrued liabilities                            1,002       1,625
                                                -------     -------
        Total  Current Liabilities                2,084       2,218

Line of Credit                                    3,742       3,514
Deferred Employee Benefits                          110         119
                                                -------     -------
                                                  5,936       5,851

Commitments and Contingencies                         -           -
Stockholders' Equity:
   Common stock, $0.04 par - 20,000,000
   shares authorized; 4,300,000 shares
   outstanding                                      172         172
   Additional paid-in capital                     4,862       4,862
   Accumulated deficit                           (2,414)     (2,097)
                                                -------     -------
     Total Stockholders' Equity                   2,620       2,937
                                                -------     -------
                                               $  8,556    $  8,788
                                                =======     =======
See accompanying notes.

                                  2.

                      RYMER FOODS INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                (Unaudited)


                           Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                           July 29,    July 31,         July 29,    July 31,
                             2000        1999             2000       1999
                            ------      ------           ------     ------
Net Sales                  $10,340     $10,573          $29,471    $28,810
Cost of Sales                9,595       9,209           26,726     25,448
                            ------      ------           ------     ------
Gross profit                   745       1,364            2,745      3,362

Selling, general and
  administrative expenses      829       1,141            2,781      3,147
                            ------      ------           ------     ------
Operating (loss) income        (84)        223              (36)       215

Interest expense               124          96              341        246
Other (income) expense           -           -                -          1
                            ------      ------           ------     ------
Income (loss)                 (208)        127             (377)       (32)
Tax Benefit                    (20)          -              (60)         -
                            ------      ------           ------     ------
Net income (loss)          $  (188)    $   127          $  (317)   $   (32)
                            ======      ======           ======     ======

Per common share data:

Basic
   Net income (loss)       $ (0.04)    $  0.03          $ (0.07)   $ (0.01)
                            ======      ======           ======     ======
Average Number of Common
   Stock Outstanding         4,300       4,300            4,300      4,300
                            ======      ======           ======     ======

Diluted
   Net income (loss)       $ (0.04)    $  0.03          $ (0.07)   $ (0.01)
                            ======      ======           ======     ======
   Average Number of Common
      Stock Outstanding      4,300       4,722            4,300      4,300
                            ======      ======           ======     ======

See accompanying notes.

                                  3.

                      RYMER FOODS INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                (Unaudited)

                                                     Thirty-Nine Weeks Ended
                                                     July 29,      July 31,
                                                      2000           1999
                                                          (in thousands)
                                                      -------       -------
CASH FLOWS FROM OPERATIONS
  Loss from continuing operations                    $   (317)     $    (32)
  Non-cash adjustments to loss:
    Depreciation and amortization                         313           344
    Provision for bad debts                                 -            49
Net (increase) to accounts receivable                    (566)         (788)
Net decrease (increase) to inventories                    788        (1,681)
Net (increase) decrease to other current
 and long-term asset                                      (73)           11
Net (decrease) increase to accounts payable
 and accrued expense                                     (134)          584
                                                      -------       -------
Net cash flows from operating activities of
 continuing operations                                     11        (1,513)
Net cash flows from operating activities of
 discontinued operations                                   (9)           (6)
                                                      -------       -------
    Net cash flows from operating activities                2        (1,519)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (230)         (150)
                                                      -------       -------
Net cash flows from investing activities                 (230)         (150)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under line-of-credit facility              (29,197)      (47,877)
Borrowings under line-of-credit facility               29,425        49,546
                                                      -------       -------
Net cash flows from financing activities                  228         1,669

Net change in cash and cash equivalents                     -             -
Cash and cash equivalents at beginning of year              -             -
                                                      -------       -------
Cash and cash equivalents at end of third quarter    $      -      $      -
                                                      =======       =======
Supplemental cash flow information:
  Interest paid                                      $    341      $    246
                                                      =======       =======
  Income taxes paid, net of refunds                  $      -      $      -
                                                      =======       =======

See accompanying notes

                                  4.

                   RYMER FOODS INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements




 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 30, 1999.

      In management's opinion, the condensed consolidated financial statements include all normal recurring adjustments which the Company considers necessary for a fair presentation of the results for the period. Operating results for the fiscal period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.



 2.   INVENTORIES

      Inventories are stated principally at the lower of first-in,  first-out
      cost or market.   The composition of inventories  at July 29, 2000  and
      October 30, 1999 was (in thousands):


                                        July 29, 2000    October 30, 1999
                                             ------            ------
      Raw material                          $ 2,414           $ 3,251
      Finished goods                          1,868             1,819
                                             ------            ------
              Total                         $ 4,282           $ 5,070
                                             ======            ======

 3.   BORROWINGS

      Current borrowings consist of the following (in thousands):

                                              July 29,       October 30,
                                                2000             1999
                                              -------          -------
           Banks, with interest of 2%
             over prime in 2000 and 1999     $  3,742         $  3,514
           Less current maturities                -                -
                                              -------          -------
                                             $  3,742         $  3,514
                                              =======          =======

      The prime rate applicable to the Company's outstanding bank notes payable was 9.5% at July 29, 2000 and 8.25% at October 30, 1999. The weighted average interest rate relating to these borrowings was 11.4% for the first nine months of 2000 and 9.9% during fiscal 1999.

      The Company's Rymer Meat subsidiary had total lines of credit available of $4.0 million at July 29, 2000 and $3.8 million at October 30, 1999, of which $0.3 million and $0.3 million, respectively, was unused.

      The Company on April 23, 1998 entered into a loan agreement with FINOVA. The credit facility provides up to $4 million for the Company through April 23, 2001. On May 4, 2000 the Company amended its loan agreement with FINOVA that 1) extended the maturity date to April 23, 2002, 2) increased the facility by $1.0 million to $5.0 million and 3) set up a separate capital expenditure line of credit for $500,000. The FINOVA agreement contains loan covenants that the Company must meet. At July 29, 2000 and October 30, 1999, the Company was in compliance with the loan covenants.

      Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.

 4.   INCOME TAXES

      The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $21.0 million at July 29, 2000 and October 30, 1999. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. Additional restrictions under
      Section 382 may apply to limit the amount of net operating loss carryforward which can be utilized in the future.

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

 Three quarters  of Fiscal 2000 versus Three quarters of Fiscal 1999

 Consolidated sales for the three quarters of fiscal 2000 of $29.5 million increased from the three quarters of fiscal 1999 by $0.7 million or 2.4%. Sales increased primarily due to the Company's expansion of its customer base.

 As compared to 1999, consolidated cost of sales increased by $1.3 million or 5.1%. As a percentage of sales, the gross margin decreased to 9.3% as compared to 11.7% in 1999.

 Gross profit declined  due to  higher raw  material prices.   The  Company's
 hourly work force has remained constant from 1999 to 2000.

 Selling, general and administrative expenses decreased by $366,000 in 2000 as compared to 1999 due to lower sales related expenses.

 Interest Expense

 Interest expense increased by  $95,000 or 38.6% as  compared to 1999.   This
 increase is due to the Company's higher borrowings, primarily to accommodate Company growth and higher prime rate on the Company's line of credit.

 Income Taxes

 In both 2000 and 1999, no provision for income taxes was recorded due to the loss from operations. In 2000 the Company reduced the income tax liability by $60,000 thereby resulting in a tax benefit for the first nine months of 2000.

 Liquidity and Capital Resources

 The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

 The Company on April 23, 1998 entered into a loan agreement with FINOVA. The credit facility provides up to $4.0 million for the Company through April 23, 2001. On May 4, 2000 the Company amended its loan agreement with FINOVA that 1) extended the maturity date to April 23, 2002, 2) increased the facility by $1.0 million to $5.0 million and 3) set up a separate capital expenditure line of credit for $500,000. The FINOVA agreement contains loan covenants that the Company must meet. At July 29, 2000 and October 30, 1999, the Company was in compliance with the loan covenants.

 The Company had total lines of credit available of $4.0 million at July 29, 2000 and $3.8 million at October 30, 1999, of which $0.3 million and $0.3 million, respectively, was unused. The Company anticipates that the amended line of credit will supply sufficient cash to meet the Company's requirements.

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

EXHIBIT 11

COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                BASIC                      DILUTED
                                         Thirteen    Thirty-Nine    Thirteen     Thirty-Nine
                                        Weeks Ended  Weeks Ended   Weeks Ended   Weeks Ended
                                          July 29,     July 29,      July 29,      July 29,
                                            2000         2000          2000           2000
                                               (In thousands, except per share amounts)
                                            -----       -----         -----          -----
 AVERAGE SHARES OUTSTANDING
  1    Average shares outstanding           4,300       4,300         4,300          4,300
  2    Net additional shares outstanding
       assuming exercise of stock options*      -           -             -              -
                                            -----       -----         -----          -----
  3    Average number of common shares
       outstanding                          4,300       4,300         4,300          4,300
                                            =====       =====         =====          =====

EARNINGS (LOSSES)
  4   Income (loss) from continuing
      operations                           $ (208)     $ (377)       $ (208)        $ (377)
                                            =====       =====         =====          =====
  5   Net income (loss)                    $ (188)     $ (317)       $ (188)        $ (317)
                                            =====       =====         =====          =====
PER SHARE AMOUNTS

      Loss from continuing operations
      (line 4 / line 3)                    $(0.05)     $(0.09)       $(0.05)        $(0.09)
                                            =====       =====         =====          =====
      Net income (loss)
      (line 5 / line 3)                    $(0.04)     $(0.07)       $(0.04)        $(0.07)
                                            =====       =====         =====          =====



NOTE:  Earnings per share have been calculated using the treasury stock method.   Since there
       is a net loss for the thirteen weeks and the thirty-nine weeks ending  July  29,  2000 common stock equivalents are excluded from the diluted earnings per share calculations since they would be antidilutive.

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

    27     Financial Data Schedule (EDGAR filing)

    (b)    Reports on Form 8-K:
           The Company filed a Report on Form 8-K dated June 22, 2000, which was ammended on July 6, 2000, wherein the Company reported information under Item 6 Resignation of Registrant's Director's.

                         RYMER FOODS INC.
                             SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RYMER FOODS INC.
                                        (Registrant)


                                         By  /s/  Paul D. Conti
                                         ------------------------
                                         Paul D. Conti, President


  Date:  September 12, 2000