Form 10-K405
period 2000-10-28
RYMER FOODS INC
filed 2001-02-12
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

             Annual Report pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
              For the Fiscal Year ended October 28, 2000
                            _______________

                     Commission File Number 1-6071

                           RYMER FOODS INC.
        (Exact Name of Registrant as Specified in its Charter)

                    Incorporated in the State of Delaware
                  IRS Employer Identification No. 36-1343930
                 4600 South Packers Avenue, Suite 400
                        Chicago, Illinois 60609
                            (773) 927-7777

      Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
 -----------------------------      -----------------------------------------
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

 As of January 26, 2001, 4,300,000 shares of common stock were outstanding, and the aggregate market value of the common shares held by nonaffiliates on that date was approximately $2.1 million.

                  DOCUMENTS INCORPORATED BY REFERENCE

 Proxy Statement for 2001 Annual Meeting of Stockholders (Part III) (to be filed with the Securities and Exchange Commission on or before February 28,
 2001). Certain exhibits are incorporated herein by reference. The Index of Exhibits is on Page 25 of this document.

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

 As a result of the Company adopting fresh-start accounting, reporting for the year ended October 25, 1997 is accomplished by combining the financial results for the one-month period ended October 25, 1997 and those of the eleven-month period ended September 20, 1997. Because of the application of fresh-start reporting, the selected financial data for the periods after reorganization are not comparable in any respect to the selected financial data for the periods prior to reorganization.

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

 In 2000 the Company reported a loss from continuing operations of $1.9 million. During the fourth quarter of the year ended October 28, 2000 the Company incurred substantial losses relative to the disposition of slow moving inventory including raw materials, finished goods and packaging and seasonings. The change in management resulted in the Company making severance payments, bonus payments to key employees for retention, as well as legal costs associated with litigation related to former employees. The Company increased sales by $.9 million or 2.4%.

 In 1999 the Company reported an income from continuing operations of $33,000.

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

 Customers

 No customer represented 10% or more of the Company's sales in 2000, 1999, or 1998.

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

 Research and development expenses are charged to operations as incurred. Expenditures for the three fiscal years ending October 28, 2000, October 30, 1999, and October 31, 1998 were not material as compared to other operational expenses.

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

 Environmental Matters

 The Company believes that it is in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. No significant costs were incurred by the Company to comply with environmental regulations during the three fiscal years ended October 28, 2000, October 30, 1999, and October 31, 1998. The Company has not received notice of, and is not aware of any claims arising under any federal or state environmental laws.

 Employees

 At October 28, 2000, Rymer Foods had approximately 190 employees, of whom approximately 160 were covered by union contracts. The Company believes it currently enjoys stable relations with its employees.

 Seasonality

 The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter primarily due to consumers' dining preferences.

 Item 2.  Properties

 At October 28, 2000, the principal physical property of Rymer Foods consisted of the following:

                       Footage  Ownership   Expiration     Facility Use
                       -------  ---------   ----------   ------------------
 Chicago, Illinois     123,000   Leased      Month To    Office/Production/
                                             Month           Warehouse

 Arlington Heights,
 Illinois                  482   Leased    Aug. 31, 2001    Sales Office

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

 Item 3.  Legal Proceedings

 From time to time, the Company is involved in routine legal proceedings in the normal course of its business. The Company believes that no currently pending legal proceeding will have a materially adverse effect on the financial condition or results of operations of the Company.

 Item 4.  Submission of Matters to a Vote of Security Holders

 None

                                PART II

 Item 5.  Market for the  Registrant's Common Equity and Related  Stockholder
 Matters

 The Company's common stock currently trades under the symbol RFDS.

 On January 26, 2001, the Company's stock price closed at $0.50 per share.

 The following table sets forth, for the fiscal quarters indicated, the  high
 and low sales prices  of the Common Stock.   As of  January 26, 2001,  there
 were approximately 300 holders of record of Common Stock.

                                      High        Low
                                      ----        ----
         2000
           First Quarter             $0.85       $0.41
           Second Quarter             1.13        0.50
           Third Quarter              1.06        0.25
           Fourth Quarter             0.31        0.15

         1999
           First Quarter             $0.47       $0.09
           Second Quarter             0.50        0.19
           Third Quarter              1.87        0.28
           Fourth Quarter             1.28        0.66


 Dividends

 No dividends have been paid on the Common Stock since prior to 1983. The ability of Rymer Foods to pay dividends on the Common Stock is substantially limited by its bank credit agreements. The Company does not anticipate that it will be able to pay any dividend on the Common Stock in the foreseeable future.

 Item 6.  Selected Financial Data
 (in thousands, except per share data)

                                                          Reorganized Company              Predecessor Company
                                               -----------------------------------------   --------------------
                                               Twelve      Twelve     Twelve      One       Eleven
                                               Month       Month      Month      Month       Month      Fiscal
                                               Period      Period     Period     Period      Period       Year
                                               Ended       Ended      Ended      Ended       Ended       Ended
                                              Oct. 28,    Oct. 30,   Oct. 31,   Oct. 25,    Sept. 20,   Oct 26,
                                                2000        1999       1998       1997        1997        1996
 --------------------------------------------------------------------------------------------------------------
 Result from continuing operations:
 Net sales                                     $ 39,852   $ 38,914   $ 30,203   $  2,796    $ 31,095   $ 44,329
 (Loss) income from continuing
  operations before extraordinary item           (1,852)        33     (2,017)      (113)     (4,828)    (7,144)
 (Loss) income from discontinued
  operations                                       -          -          -          -           -          (167)
 (Loss) gain on dispositions of
  discontinued operations                          -          -          -          -           (566)    (1,853)
 Extraordinary gain on discharge of debt           -          -          -          -         25,603       -
                                                ----------------------------------------------------------------
 Net (loss) income                               (1,852)        33     (2,017)      (113)     20,209     (9,164)

 Working capital (deficit)                         (108)     5,291      1,474      2,472     (22,623)   (18,202)
 Total assets                                     7,781      8,788      6,880      8,266       9,070     10,563
 Long-term liabilities                              109      3,633        126        130       1,097        806
 Stockholders
  equity                                          1,085      2,937      2,893      4,910       5,023    (15,616)

                                                ----------------------------------------------------------------
 Basic per share common stock data:
 Income (loss) from continuing operations      $  (0.43)  $   0.01   $  (0.47)  $  (0.03)       *          *
 Net Income (loss)                             $  (0.43)  $   0.01   $  (0.47)  $  (0.03)       *          *
                                                ----------------------------------------------------------------

See Note 4 to the Consolidated Financial Statements for information regarding the Company's reorganization.
* Earnings per share amount as it relates to the predecessor company is not meaningful due to the reorganization.

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

 The Company incurred a significant operating loss in fiscal 2000 and has a deficit retained earnings since emerging from Chapter 11 in 1997. As of October 28, 2000, the Company was in violation of certain financial covenants of their line of credit. The Company had approximately $100,000 available for borrowings under its line of credit as of October 28, 2000.

 Management believes that the Company's future success is dependent on containing and reducing operating costs, changing its sales mix to include more cooked product which generates higher margins, and being able to "forward buy" more inventory to reduce its material costs.

 In February 2001 the Company amended their line of credit with new financial covenants which management believes the Company will he able to meet.

 During the fourth quarter of fiscal 2000, management took several steps to restructure operations, including significantly reducing the number of employees and reducing other administrative expenses. Management has also changed the focus of marketing efforts in an attempt to increase sales of higher margin products. Management believes that the Company will be able to generate sufficient cash from operations to ensure the Company will continue operations in the near term.

 Fiscal 2000 Compared with Fiscal 1999

 Consolidated sales for 2000 of $39.9 million increased from 1999 by $.9 million or 2.4%. A change in sales mix accounted for the increase. As compared to 1999, consolidated cost of sales increased by $2.6 million or 7.5% while gross profit decreased by $1.6 million or 36.5%. As a percentage of sales, the consolidated gross profit decreased to 7.2% as compared to 11.5% in 1999.

 Gross profit decreased compared to 1999 primarily due to higher raw material costs, sales mix changes and substantial loses relating to the disposition of slow moving inventory, including raw materials, finished good and packaging and seasoning.

 Selling, general and administrative expenses increased by $.2 million or 4.8%, primarily due to the restructuring in management resulting in the Company making severance payments, bonus payments to key employees for retention as well as legal cost associated with litigation related to former employees.

 Interest expense increased by $.1 million or 36% from 1999. This increase is due to the Company's higher borrowings, primarily to accommodate Company growth, finance current year losses and higher prime rate on the Company's line of credit.

 In both 2000 and 1999, no provision for income taxes was recorded due to the loss from operations. However, in 2000 the Company reduced the income tax liability by $80,000 thereby resulting in a tax benefit for the year.

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

 The Company on April 23, 1998 entered into a loan agreement with FINOVA. The credit facility provided up to $4.0 million for the Company through April 23, 2001. On May 4, 2000 the Company amended its loan agreement with FINOVA that 1) extended the maturity date to April 23, 2002, 2) increased the facility by $1.0 million to $5.0 million and 3) set up a separate capital expenditure line of credit for $500,000. The FINOVA agreement contains loan covenants that the Company must meet. At October 28, 2000, the Company was in violation with the loan covenants. These covenants have been reset as part of an amended loan agreement. The amended loan agreement reduces the line of credit to $4.7 million, cancels the capital expenditure line of credit and changes the maturity date to June 28, 2001.

 The Company had a working capital deficit of $108,000 at October 28, 2000 and working capital of $5.3 million at October 30, 1999.

 The Company had total lines of credit available of $3.8 million at October 28, 2000 and $3.8 million at October 30, 1999, of which $0.1 million and $0.3 million, respectively, was unused. The Company anticipates that the amended line of credit will supply sufficient cash to meet the Company's requirements.

 The  Company  anticipates  spending   approximately  $385,000  for   capital
 expenditures  in  2001.    The   expenditures  are  primarily  for   planned
 improvements in the meat operations. There are no specific commitments outstanding related to these planned expenditures.

 Seasonality

 The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.

 Impact of Inflation

 Raw materials are subject to fluctuations in price. However, the Company does not expect such fluctuations to materially impact its competitive position.

 Fourth Quarter Adjustments

 2000

 During the fourth quarter of the year ended October 28, 2000 the Company incurred substantial losses relative to the disposition of slow moving inventory including raw materials, finished goods and packaging and seasonings. The change in management resulted in the Company making severance payments, bonus payments to key employees for retention, as well as legal costs associated with litigation related to former employees.

 1999

 None.

 1998

 None.

 Item 8.  Financial Statements and Supplementary Data

 Index to Consolidated Financial Statements and Supplementary
  Financial Data

                                                                        Pages

 Report of Independent Accountants                                        11

 Financial Statements:

   Consolidated Statements of Operations for the fiscal years
     ended October 28, 2000, October 30, 1999 and October 31, 1998        12

   Consolidated Balance Sheets as of October 28, 2000 and
     October 30, 1999                                                     13

   Consolidated Statements of Cash Flows for the fiscal years
   ended October 28, 2000, October 30, 1999 and October 31, 1998          14

   Consolidated Statement of Stockholders' Equity (Deficit) for
     the fiscal years ended October 28, 2000, October 30, 1999
     and October 31, 1998                                                 15

   Notes to Consolidated Financial Statements                            16-22

 Supplementary Financial Data:

   Schedule II - Valuation and Qualifying Accounts and Reserves           24

        REPORT OF INDEPENDENT ACCOUNTANTS


        To the Stockholders and Board of Directors
        Rymer Foods Inc.


        We have audited the consolidated balance sheets of Rymer Foods Inc. and subsidiaries as of October 28, 2000 and October 30, 1999, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 28, 2000, October 30, 1999 and
        October  31,  1998.    These  financial  statements  are  the
        responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rymer Foods Inc. and subsidiaries as of October 28, 2000 and October 30, 1999, and the
        consolidated results of their operations and their cash flows for the years ended October 28, 2000, October 30, 1999 and October 31, 1998, in conformity with accounting principles generally accepted in the United States of America. We have also audited Schedule II of Rymer Foods Inc. and subsidiaries for the years ended October 28, 2000, October 30, 1999 and October 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                        /s/ Grant Thornton LLP
                                        ----------------------
                                        Grant Thornton LLP

        Chicago, Illinois
        December 22, 2000, except for Note 16
        as to which the date is January 25, 2001

 CONSOLIDATED STATEMENTS OF OPERATIONS
 For the fiscal year ended October 28, 2000,
 October 30, 1999, and October 31, 1998
 (in thousands except share data)
 --------------------------------------------------------------------------

                                             Twelve Month Period Ended
                                          ---------------------------------
                                          Oct. 28,    Oct. 30,    Oct. 31,
                                            2000        1999        1998
 --------------------------------------------------------------------------
 Net sales                                $  39,852   $  38,914   $  30,203
 Cost of sales                               37,000      34,420      28,078
                                           --------    --------    --------
   Gross profit                               2,852       4,494       2,125
 Selling, general and administrative
   expenses                                   4,312       4,113       4,001
                                           --------    --------    --------
 Operating (loss) Income                     (1,460)        381      (1,876)
 Interest expense                               472         347         196
 Other Income (expense)                           0           1         (55)
                                           --------    --------    --------
   (Loss) income from continuing
   operations before income taxes            (1,932)         33      (2,017)
 Provision for income taxes                     (80)          0           0
                                           --------    --------    --------
 Net (loss) Income                        $  (1,852)  $      33   $  (2,017)
                                           ========    ========    ========
 Per common share:
 Basic:
   Net (loss) income                      $   (0.43)  $    0.01   $   (0.47)
 Diluted:
   Net (loss) income                      $   (0.43)  $    0.01   $   (0.47)
 Weighted average shares of common stock
 outstanding:
 Basic                                     4,300,000   4,300,000   4,300,000
 Diluted                                   4,300,000   4,677,500   4,300,000

 --------------------------------------------------------------------------
 See accompanying notes.

 CONSOLIDATED BALANCE SHEETS
 October 31, 2000 and October 30, 1999
 --------------------------------------------------------------------------

 ASSETS                                                  2000        1999
 --------------------------------------------------------------------------
                                                       (in thousands)
 Current assets:
 Receivables net of allowance for doubtful accounts
   of $50,000 in 2000, and $155,000 in 1999            $  2,770    $  2,312
 Inventories net                                          3,513       5,070
 Other                                                      196         127
                                                        -------     -------
          Total current assets                            6,479       7,509
                                                        -------     -------
 Property, plant and equipment:
   Leasehold improvements                                 1,038       1,004
   Machinery and equipment                                1,752       1,251
                                                        -------     -------
                                                          2,790       2,255
 Less accumulated depreciation and amortization           1,503       1,027
                                                        -------     -------
                                                          1,287       1,228
                                                        -------     -------
 Other                                                       15          51
                                                        -------     -------
                                                       $  7,781    $  8,788
                                                        =======     =======

 --------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 --------------------------------------------------------------------------
 Current liabilities:
   Line of credit                                         3,677           -
   Accounts payable                                       1,499         593
   Accrued expenses                                       1,411       1,625
                                                        -------     -------
        Total current liabilities                         6,587       2,218
 Line of credit                                               -       3,514
 Deferred employee benefits                                 109         119
                                                        -------     -------
                                                          6,696       5,851
                                                        -------     -------
 Commitments and contingencies (Note 12)                      -           -

 Stockholders' equity
 Preferred stock, none outstanding                            -           -
   Common stock, $.04 par, 20,000,000 shares
     authorized, 4,300,000 shares outstanding
     in 2000 and 1999                                       172         172
 Additional paid-in capital                               4,862       4,862
 Accumulated deficit                                     (3,949)     (2,097)
                                                        -------     -------
       Total stockholders' equity                         1,085       2,937
                                                        -------     -------
                                                       $  7,781    $  8,788
                                                        =======     =======

 --------------------------------------------------------------------------
 See accompanying notes.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For fiscal years ended October 28, 2000, October 30, 1999, and October 31, 1998
 ------------------------------------------------------------------------------

                                                    Twelve Month Period Ended
                                                  -----------------------------
                                                  Oct. 28,   Oct. 30,  Oct. 31,
                                                    2000       1999      1998
 ------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss) income                               $ (1,852)  $     33   $ (2,017)
 Non-cash adjustments to (loss) income:
  Depreciation and amortization                       476        460        523
  Variable stock options                                -         11          -
  Provision for bad debts                            (105)         -         60
 Changes in assets and liabilities:
  Net (increase) to receivables                      (353)      (356)      (610)
  Net decrease (increase) to inventories            1,557     (1,804)     1,038
  Net (increase) decrease to other current and
    otherlong-term assets                             (33)        57          1
  Net increase (decrease) to accounts payable
    and accrued expenses                              694         19       (257)
                                                  -------    -------    -------
 Net cash flows from operating activities
   of continuing operations                           384     (1,580)    (1,262)
 Net cash flows from operating activities of
   discontinued operations                            (10)        (7)         -
                                                  -------    -------    -------
              Net cash flows provided by
                (used in) operating activities        374     (1,587)    (1,262)
                                                  -------    -------    -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                (535)      (265)      (221)
 Net cash flows from investing activities of
 discontinued operations                                -          -        800
                                                  -------    -------    -------
             Net cash flows provided by
               (used in) investing activities        (535)      (265)       579
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in cash overdraft                              (2)       189        226
 Repayments under line-of-credit facility         (40,119)   (54,383)   (33,689)
 Borrowings under line-of-credit facility          40,282     56,046     34,146
                                                  -------    -------    -------
                 Net cash flows provided by
                   financing activities               161      1,852        683
                                                  -------    -------    -------
 Net change in cash                                     -          -          -
 Cash and cash equivalents balance at beginning
   of fiscal year                                       -          -          -
                                                  -------    -------    -------
 Cash and cash equivalents balance at end of
   fiscal year                                   $      -   $      -   $      -
                                                  =======    =======    =======
 ------------------------------------------------------------------------------
 See accompany notes.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 For the fiscal year ended October 28, 2000, October 30, 1999, and October 31, 1998

 ------------------------------------------------------------------------------
                                       Additional                  Total
                                Common  Paid-In   Accumulated   Stockholders'
                                Stock   Capital     Deficit    Equity (Deficit)
 ------------------------------------------------------------------------------
 Balance at October 26, 1997    $ 172   $ 4,851     $   (113)     $  4,910
 Net loss                           -         -       (2,017)       (2,017)
                                 ----    ------      -------       -------
 Balance at October 31, 1998      172     4,851       (2,130)        2,893
 Net Income                         -         -           33            33
 Variable stock options             -        11            -            11
                                 ----    ------      -------       -------
 Balance at October 30, 1999      172     4,862       (2,097)        2,937
 Net loss                           -         -       (1,852)       (1,852)
                                 ----    ------      -------       -------
 Balance October 28, 2000       $ 172   $ 4,862     $ (3,949)     $  1,085
                                 ====    ======      =======       =======

 ------------------------------------------------------------------------------
 See accompanying notes.

                                Page 15

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

 The Company incurred a significant operating loss in fiscal 2000 and has a deficit retained earnings since emerging from Chapter 11 in 1997. As of October 28, 2000, the Company was in violation of certain financial covenants of their line of credit. The Company had approximately $100,000 available for borrowings under its line of credit as of October 28, 2000.

 In February 2001 the Company amended their line of credit with new financial covenants which management believes the Company will he able to meet.

 During the fourth quarter of fiscal 2000, management took several steps to restructure operations, including significantly reducing the number of employees and reducing other administrative expenses. Management has also changed the focus of marketing efforts in an attempt to increase sales of higher margin products. Management believes that the Company will be able to generate sufficient cash from operations to ensure the Company will continue operations in the near term.


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

 Earnings (Loss) Per Share

 The difference between basic and dilutive weighted average common shares results from the assumption that dilutive stock option-outstanding were exercised.

 Since there is a net loss for the year ended October 28, 2000 and October 31, 1998, common stock equivalents are excluded from the diluted earnings per share calculation since they would be antidilutive.


 Use of Estimates
 The preparation  of  financial  statements  in  conformity  with  accounting principles generally  accepted  in the  United  States of  America  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at October 28, 2000 and October 30, 1999, and the reported amounts of revenues and expenses during the three year period ended October 28, 2000. Actual results could differ from those estimates.


 2.  Discontinued Operations and Assets Held for Sale

 The accompanying consolidated financial statements reflect the operations of the Company's Rymer Plant City subsidiary as discontinued operations for accounting purposes.

 3.  Reorganization Plan

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

 4.  Inventories

 Inventories consist of the following (in thousands):

                                    October 28,         October 30,
                                       2000                1999
                                    -----------         -----------
          Raw materials            $      1,565        $      3,251
          Finished good                   1,948               1,819
                                    -----------         -----------
                                   $      3,513        $      5,070
                                    ===========         ===========

 5.  Borrowings

 Borrowings consisted of the following (in thousands):

                                    October 28,         October 30,
                                       2000                1999
                                    -----------         -----------
 Banks with interest of 2% over
   prime in 2000 and 1999          $      3,677        $      3,514
 Less current maturities                  3,677                   -
                                    -----------         -----------
                                   $          -        $      3,514
                                    ===========         ===========

 The prime rate applicable to the Company's outstanding bank notes payable was 9.5% at October 28, 2000 and 8.25% at October 30, 1999. The weighted average interest rate relating to these borrowings was 11.09% and 9.9% during fiscal 2000 and 1999 respectively.

 Under the agreement noted above the Company's Rymer Meat subsidiary had total lines of credit available of $3.8 million at October 28, 2000 and $3.8 million at October 30, 1999, of which $.1 million and $.3 million, respectively, was unused.

 The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries. The Company was in violation of these covenants at October 28, 2000, however, these have been reset as part of an amended agreement. While the Company was in compliance with these new covenants at the amendment date there can be no assurance that they will remain in compliance. The amended loan agreement reduces the line of credit to $4.7 million, cancels the capital expenditure line of credit and changes the maturity date of June 28, 2001.

 Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under its bank agreement.

 6.  Leases

 The Company and its subsidiaries lease certain facilities and equipment used for offices and manufacturing. Total rental expense from continuing operations under all operating leases was approximately $560,000, $512,000, and $476,000 in fiscal 2000, fiscal 1999, and fiscal 1998 respectively. The above lease costs do not include the costs of taxes, insurance, maintenance and utilities which the Company and its subsidiaries are required to pay.

 The lease for the Chicago meat processing facility expired in July 1996. The Company has subsequently negotiated for revised lease space and lower rental costs and leases the facility on a month-to-month basis.

 Property, plant and equipment recorded under lease commitments under non-cancelable leases are not material.

 7.  Income Taxes

 The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $23.0 million at October 28, 2000 and $21.0 million at October 30, 1999 respectively. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, significant limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

 The components of the net deferred tax asset recorded in the accompanying consolidated balance sheets as of October 28, 2000 and October 30, 1999 are as follows (in thousands):

                                               2000            1999
                                             ---------       ---------
 Deferred tax assets:
   Accounts receivable                      $       17      $       53
   Inventories                                     139             137
   Property, pland and equipment                   439             431
   Other liabilities and reserves                  203             147
   Alternatives minimum tax credits                  -              68
   Net operating loss carryforward               7,806           7,182
   Investments tax credits                         512             512
   Contribution carryover                           25              27
                                             ---------       ---------
      Total deferred tax assets                  9,141           8,557
   Less:  Valuation allowance                   (9,141)         (8,557)
                                             ---------       ---------
            Net deferred tax asset          $        -      $        -
                                             =========       =========

 The following table accounts for the difference between the actual tax provision attributable to loss before income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes.
                                                   Fiscal Years Ended
                                           October 28,  October 30,  October 31,
                                               2000         1999         1998
                                             -------      -------      -------
 Total (loss) income before income taxes    $ (1,932)    $     33     $ (2,017)

 Total (benefit) provision computed by
   applying the U.S. statutory rate (34%)       (657)          11         (686)
 Increases (decreases) in taxes due to:
 Loss which provides no current tax benefit      657            -          686
 Use of net operating loss carryforwards           -          (11)           -
 Other differences, net                          (80)           -            -
                                             -------      -------      -------
 Actual tax (benefit) provision             $    (80)    $      -     $      -
                                             =======      =======      =======

 The Company's Federal income tax returns are subject to review by the Internal Revenue Service, the results of which cannot be predicted with certainty. At October 28, 2000, the Company had an operating loss carryforward for tax reporting purposes approximating $23 million which is available to offset future Federal taxable income which begins to expire in 2007. Additional restrictions under Section 382 apply to limit the amount of net operating loss carryforward which can be utilized in the future.

 8.  Stockholders' Equity

 The Company has  authorized 20,000,000   shares of common  stock with a  par
 value of $0.04 per share and 400,000 shares of preferred stock with a par value of $10 per share.

 At October  28, 2000,  there were  227,000   stock shares  reserved for  the
 exercise of stock options.

 9.  Capital Stock, Stock Options and Warrants

 A summary of stock option activity and other related information is as follows:
                                       Options Outstanding
                                  -----------------------------
                                    Number     Weighted Average
                                  Outstanding   Price per share
                                  -----------------------------
  Balance, October 26, 1997
  Granted                           348,000           $0.87
  Exercised                            -                -
  Canceled                             -                -
                                  -----------------------------
  Balance, October 31, 1998         348,000           $0.87

  Granted                           426,000           $0.25
  Exercised                            -
  Canceled                         (348,000)          $0.87
                                  -----------------------------
  Balance, October 30, 1999         426,000           $0.25

  Granted                           100,000           $0.16
  Exercised                            -
  Canceled                         (299,000)          $0.26
                                  -----------------------------
  Balance, October 28, 2000         227,000           $0.19
                                  =============================

 During 1998, the Company issued options to key employees and board members for the purchase of 348,000 shares of common stock. The options vest either immediately or equally over a four year period, commencing with the date of grant. The exercise price ranges from $0.44 per share to $1.00 per share, the market price on the date of grant. The options will expire five years from the date of grant. On March 12, 1999 all of the options previously issued were cancelled, and then reissued at a exercise price of $0.22 per share the market price on the date of reissuance. Compensation expense of $11,000 has been recognized by the Company for the year ended October 30, 1999 as a result of repricing some of the options.

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

 The pro forma affect of applying the fair value based method to these options would not have a material affect on the reported net earnings (loss) and would not change the net earnings (loss) per share for the years ended October 28, 2000 and October 30, 1999 respectfully. The fair value of these options was computed by applying the following assumptions to the Black Scholes options pricing model: no dividends; risk-free interest rate of 5.95% and 5.46%; volatility of 107.8% and 26.8%; and an average term of 5 years for options issued during 2000 and 1999 respectively. The fair value of options granted for years ended October 28, 2000 and October 30, 1999 respectively were $.50 and $.08 respectively.

 10.  Employee Benefit Plans

 The Company currently sponsors a Company-wide 401(k) savings plan. The plan covers all salaried personnel at the Chicago processing plant and the Company's corporate headquarters who have completed 6 months of service. The Company makes matching contributions to the 401(k) savings plan of up to 5% of each participants' compensation.

 Contributions and costs expensed under 401(k) savings plan for employees relating to the Company's continuing operations amounted to approximately $96,000, $82,000, and $86,000 for fiscal 2000, fiscal 1999, and fiscal 1998, respectively.

 11.  Commitments and Contingencies

 The amounts of liability, if any, for claims and actions against the Company and its subsidiaries at October 28, 2000 are not determinable but, in the opinion of management, such liability, if any, would not have a material effect upon the Company's financial position or results of operations.

 12.  Supplemental Cash Flow Information

 Supplemental cash flow information is as follows (in thousands):

                                              2000      1999      1998
                                             ------    ------    ------
     Cash paid for
       Interest                             $   462   $   333   $   190
                                             ======    ======    ======
       Federal, state and local
         income taxes (net of tax refunds)  $     9   $    15   $    10
                                             ======    ======    ======

 13.  Concentration of Credit Risk and Supplemental Sales Information

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

 No customer represents 10% or more of the Company's sales in 2000, 1999, or 1998.

 14.  Fourth Quarter Adjustments

 2000

 During the fourth quarter of the year ended October 28, 2000 the Company incurred substantial losses relative to the disposition of slow moving inventory including raw materials, finished goods and packaging and seasonings. A management restructuring in 2000 resulted in the Company making severance payments, bonus payments to key employees for retention, as well as legal costs associated with litigation related to former employees.

 1999
 None

 1998
 None

 15.  New Accounting Standards

 There are no currently issued but not yet effective accounting standards that adoption of would have a material impact on the Company's financial position or results of operations.

 16.  Subsequent Events

 On January 25, 2001 the Company signed a non binding letter of intent to be acquired, via merger, by Forest Lake Partners LLC. The Company would be merged into Forest Lake Partners LLC and the stockholders of Rymer Foods would receive cash in the amount of $0.625 for each share of common stock owned.


       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None

                                PART III

       Item 10. Directors and Executive Officers of the Registrant The disclosure required by Item 10 is set forth in, and is incorporated by reference to, the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before February 28, 2001 (the 2001 Proxy Statement).

       Item 11.  Executive Compensation
       The disclosure required by Item 11 is set forth in, and is incorporated by reference to, the 2001 Proxy Statement.

       Item 12.   Security Ownership of Certain  Beneficial Owners and
       Management
       The disclosure required by Item 12 is set forth in, and is incorporated by reference to, the 2001 Proxy Statement.

       Item 13.  Certain Relationships and Related Transactions
       The disclosure required by Item 13 is set forth in, and is incorporated by reference to, the 2001 Proxy Statement.

                                PART IV
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) 1. The following audited consolidated financial statements of the    Page
        Company are included in Part II, Item 8:

          Consolidated Statements of Operations for the fiscal years
          ended October 28, 2000, October 30, 1999 and October 31, 1998    12

          Consolidated Balance Sheets as of October 28, 2000 and
          October 30, 1999                                                 13

          Consolidated Statements of Cash Flows for the fiscal years
          ended October 28, 2000, October 30, 1999, and October 31, 1998   14

          Consolidated Statement of Stockholders' (Deficit) Equity for
          the fiscal years ended October 28, 2000, October 30, 1999,
          and October 31, 1998                                             15

           Notes to Consolidated Financial Statements                     16-23

 (a) 2. Financial Statement Schedules:

           Schedule II - Valuation and Qualifying Accounts and Reserve     24

        Schedules, other than those listed above, are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.


 (a) 3.     Exhibits:

        11        Computation of Earnings Per Share                        26

        21        Subsidiaries of the Company                              27


        NOTE: With the exception of Exhibit 11, 21 and 27, the registrant will furnish copies of such other Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report. A reasonable copying and handling fee will be charged.

 (b)    Reports on Form 8K

        The Company filed a report on Form 8-K dated June 22, 2000, which was amended on July 6, 2000 wherein the Company reported information under Item 6 Resignation of Registrant's Directors.

        The Company filed a report on Form 8-K dated January 25, 2001 wherein the Company under Item 5, Other Events relating to the Company's signing of a non-binding letter of intent to be acquired, via merger by Forest Lake Partners LLC.


 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED OCTOBER 28, 2000, OCTOBER 30, 1999, AND OCTOBER 31, 1998
 RYMER FOODS INC. AND SUBSIDIARIES



                                                  Additions
                                             ----------------------
                                                         Charged to
                                 Balance at  Charged to    Other                Balance at
                                  Beginning   Cost and    Accounts  Deductions      end
 Description                       of Year    Expenses   (describe) (describe)    of Year
 -----------                       -------    --------   ---------- ----------    -------
                                                    (in thousands)
 Deducted in the balance sheets
 from the assets to which
 they apply:

 Allowance for doubtful
 accounts-current:

 For the fiscal year ended
 October 28, 2000                 $   155      $   105               $   -         $    50

 For the fiscal year ended
 October 30, 1999                     155           -                    -             155

 For the fiscal year ended
 October 31, 1998                     141           60                   46 (a)        155



 (a) Accounts written off, net of recoveries


                               SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Rymer Foods Inc.
                                 (Registrant)


                                 By /s/ Paul Conti
                                    ----------------------------------
                                    Paul Conti, Chairman of the Board,
                                    and Chief Executive Officer

 Date:  February 12, 2001

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 /s/ Paul Conti                  Chairman of the Board,             2/12/01
 ---------------------           and Chief Executive Officer
 Paul Conti                      (Principal Executive Officer)


 /s/ Charles Vaisnoras           Principal Accounting Officer       2/12/01
 ---------------------
 Charles Vaisnoras


 /s/ Joseph Thornton              Director                          2/12/01
 ---------------------
 Joseph Thornton


 /s/ Michael J. Brinati           Director                          2/12/01
 ---------------------
 Michael J. Brinati


 /s/ Barry Spector                Director                          2/12/01
 ---------------------
 Barry Spector


 /s/ Kenneth Harmonay             Director                          2/12/01
 ---------------------
 Kenneth Harmonay


 /s/ Edward Banks                 Director                          2/12/01
 ---------------------
 Edward Banks


 /s/ P. Edward Schenk             Director                          2/12/01
 ---------------------
 P. Edward Schenk