Form 10-K405/A
period 2000-10-28
RYMER FOODS INC
filed 2001-03-12
CIK 56871

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               Form 10-K/A-1

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT of 1934
                For the fiscal year ended October 28, 2000

                          Commission File Number
                                  1-6071

                             RYMER FOODS INC.
          (Exact name of registrant as specified in its charter)

                   Incorporated in the State of Delaware
                IRS Employer Identification No. 36-1343930
                   4600 South Packers Avenue, Suite 400
                         Chicago, Illinois  60690
                              (773) 927-7777

 Securities Registered Pursuant to Section 12(b) of the Act:


      Title of each class           Name of each exchange on which registered
 -----------------------------      -----------------------------------------
 Common Stock, $0.04 par value           Over the Counter Bulletin Board

 ----------------------------------------------------------------------------
            Securities Registered to Section 12 (g) of the Act:
                                   None
 ----------------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such
 filing requirement for the past 90 days.   Yes     X        NO

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
 amendment to this Form 10-K.   Yes     X      NO

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 and subsequent to the distribution of
 securities under a plan confirmed by a court.  Yes     X      NO

      As of January 26, 2001, 4,300,000 shares of common stock were outstanding, and the aggregate market value of the common shares held by nonaffiliates on that date was approximately $2.1 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

 Certain exhibits  are  incorporated  herein by  reference.    The  Index  of
 Exhibits is on Page 25 of Form 10-K that the registrant filed with the Securities and Exchange Commission on February 12, 2001.

                                   PART III


 Item 10.  Directors and Executive Officers of the Registrant.

 Class 2 Directors (Term of Office Expiring in 2001)

      MICHAEL BRINATI (age 41; Director since 1997). Mr. Brinati is President, Chief Executive Officer and a principal shareholder of Iowa Grain Company, a Chicago-based Futures Commission Merchant clearing member. Mr. Brinati is also a full member of the Chicago Board of Trade ("CBOT") and has been a member of the CBOT since 1984. He is an active floor broker and proprietary trader in the soybean quadrant on the CBOT trading floor. Mr. Brinati is currently a governor of the Board of Trade Clearing Corporation, a term expiring in February 2001.

      JOSEPH THORNTON (age 39; Director since 2000). Mr. Thornton is counsel to W.R. Huff Asset Management Co., L.L.C., and has worked with the firm for ten years. Mr. Thornton received a BA degree (Economics) and JD and MBA degrees from the University of North Carolina at Chapel Hill. He has served on the Board of Directors of e.spire Communications and as an observer to the Board of Price Communications.

 Class 1 Directors (Term of Office Expiring in 2002)

      BARRY SPECTOR (age 58; Director since 1997). Mr. Spector has been Senior Vice President of Ferris Baker Watts, Inc., an investment banking firm, since August 1999. From March 1997 to August 1999, Mr. Spector was
 the Managing Director of Bengur, Bryan & Co. Prior to such date, Mr. Spector was President and Chief Executive Officer of Acme Foods Co., a national snack meat company.

      KENNETH HARMONAY (age 39; Director since 2000). Mr. Harmonay is Director of Research at W.R. Huff Asset Management Co. L.L.C., and has been with the firm for more than ten years. Mr. Harmonay received a BS degree (Economics) from Lehigh University and an MBA degree from Fordham
 University. He has served on the Boards of Directors of Price Communication, Trident NGL, Inc. and Multi-Market Radio (prior to its acquisition by SFX Broadcasting), and as an observer to the Boards of Benedek Corporation and Arcadian Corporation.

      P.E. SCHENK (age 63, Director since November 1995). Mr. Schenk was the Chief Executive Officer of the Company from November 1995 until May 2000, and President from November 1995 until April 1999. In 1994 and 1995, Mr. Schenk operated Schenk & Associates, Inc., a consulting practice. Mr. Schenk was Executive Vice President of Lykes Processed Meats Group from December 1993 to November 1994, and from August 1993 to December 1993 he served as Senior Vice President of Sales & Marketing. From 1986 to 1993, Mr. Schenk was employed by Smithfield Foods, Inc. as President and Chief Operating Officer of various meat processing subsidiaries.

 Class 3 Directors (Term of Office Expiring in 2003)

      EDWARD BANKS (age 38; Director since 2000). Mr. Banks is a Portfolio Manager at W.R. Huff Asset Management Co., L.L.C., and has been with the firm for more than eleven years. He received his BA degree (History) and his MBA degree from Rutgers University. Mr. Banks has served on the Boards of Directors of Magellan Health Services, The Del Monte Corporation, Abco Foods, Arch Communications Group and e.spire Communications. He also has been an observer to the Boards of Multi-Market Radio (prior to its Acquisitions by SFX Broadcasting) and Powertel, Inc.

      PAUL CONTI (age 58, Director since 2000). Mr. Conti has been the Company's President and Chief Executive Officer since June 2000, and Chairman of the Board since December 2000. From February 1999 to December, 2000, Mr. Conti was the Company's Executive Vice President. Prior to joining the Company, Mr. Conti operated a food service company for approximately 25 years.

                              EXECUTIVE OFFICERS

 The following is a list of the names and ages of the current executive officers of the Company, the period during which each has served as such and their respective positions:


      Name and Age       Position(s)

      Paul Conti, 58     President, Chief Executive Officer and
                         Chairman of the Board of Rymer Meat Inc.
                         (since December 2000)

 Mr. Conti is a citizen of the United States of America.

 Item 11.  Executive Compensation.

                         SUMMARY COMPENSATION TABLE


                                 Annual Compensation(1)                    Awards              Payouts
                         ---------------------------------------   -----------------------  ------------
                                                    Other Annual   Restricted   Securities
                                                    Compensation     Stock      Underlying      LTIP         All Other
 Name and Principal      Year  Salary ($)  Bonus ($)    ($)(2)     Award(s) ($)  Options/    Payouts ($)  Compensation(3)
 Position                                                                        SARs (#)
 ----------------------  ----  ----------  -------  ------------   ------------ ----------   -----------  ---------------
 Paul Conti, President,  2000   224,447    120,000       7,200
 Chief Executive         1999   111,539                  5,400                    50,000
 Officer and Chairman
 of the Board

 P. E. Schenk, Chairman  2000    18,989                                                                           -
 and Chief Executive     1999   126,923                  1,650                                                  4,293
 Officer (from November  1998   207,692                  6,600                                                  8,000
 1995 to May  2000) (4)

 Edward M. Hebert,       2000   106,248                  4,000                                                    -
 President, CFO,         1999   179,231                  6,000                                                  8,435
 Treasurer and           1998   130,353                  6,000                                                  6,796
 Secretary(5)

 Jose Muguerza,          2000   123,299     20,000       5,000                                                    -
 Executive V.P., Chief   1999   138,077                  6,000                   175,000                        6,690
 Operating Officer(6)    1998    99,192                  6,000                                                  5,201


 (1)      For fiscal year ended on the last Saturday of October in each year.
 (2)      Reimbursement allowance for automobile use and maintenance.
 (3) Represents vested amount from the Company's 401k Plan and also includes a one-time stock grant under the terms of the Company's prepackaged plan of reorganization to Mr. Schenk and Mr. Hebert of $258,000 and $172,000 respectively.
 (4)      Mr. Schenk resigned as Chairman of the Board and Chief Executive
          Officer effective May 31, 2000, but has provided services to the Company as a consultant since that time.
 (5)      Mr. Hebert resigned from all positions with the Company effective
          June 13, 2000.
 (6)      Mr. Muguerza resigned from his position with the Company  effective
          August 15, 2000.



                 OPTION GRANTS IN 2000 FISCAL YEAR


                    Number of   Percent of   Exercise  Expiration   Present
                   Securities Total Options   or Base     Date       Value
                   Underlying   Granted to     Price              Under Black
                     Options   Employees in    ($/Sh)               Scholes
  Name               Granted   Fiscal Year                            Model
  ---------------- ---------- -------------  --------  ---------- -----------
  P. E. Schenk            -            -           -          -          -


  Edward M. Hebert        -            -           -          -          -


  Jose Muguerza           -            -           -          -          -


  Paul Conti              -            -           -          -          -

                      AGGREGATED OPTION EXERCISES IN 2000
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                  Shares     Value       Number of            Values
                 Acquired   Realized    Unexercised        Unexercisable
                    on        ($)       Options at          In-the-Money
   Name          Exercise             Fiscal Year-End     Options at Fiscal
                                     (#) Exercisable/      Year-End ($)
                                       Unexercisable  Exercisable/Unexercisable
   -----------   --------   -------  ---------------- -------------------------
   P.E. Schenk      0          0            0/0                  0

   Edward M.        0          0            0/0                  0
   Hebert

   Jose             0          0            0/0                  0
   Muguerza

   Paul Conti       0          0           50,000                0


                      REMUNERATION OF EXECUTIVE OFFICERS

                        Compensation Committee Report

      In fiscal 2000, the Company's philosophy on executive compensation was to attempt to provide a compensation package competitive with comparable companies in the food industry and which linked the amount of compensation provided to the achievement of business objectives while recognizing the economic factors then affecting the Company. In this regard, individual base salaries were established for the Chief Executive Officer and others based generally on the Board of Directors' perception of competitive, industry-wide salaries, the executive's experience and seniority, as well as his or her performance, while considering the overall level of spending which the Board deemed appropriate for officers' salaries in light of these economic factors. In fiscal 2000, there were two programs of direct executive officer compensation: the Base Salary Program and the Incentive Compensation Program. Base Salary Program base salary for 2000 for the executive officers named in the Summary Compensation Table was determined based on their respective employment agreements. See "Certain Transactions and Related Transactions."



 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                        SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of February 15, 2001, the beneficial ownership of the Common Stock by each of the directors, the nominees for director and each of the executive officers of the Company listed in the Summary Compensation Table below and of all directors, the nominees for director and executive officers of the Company as a group, and by each person who is known by the Company to beneficially own 5% or more of the Common Stock. The Common Stock is the only outstanding class of equity securities of the Company.

                              Title of    Number of Shares      Percentage of
  Name                        Security   Beneficially Owned  Outstanding Shares
  -------------------         --------   ------------------  ------------------
  Paul Conti                   Common          50,000               1.1%
                                Stock

  Barry Spector                Common          30,000                .7%
                                Stock

  Michael Brinati              Common          30,000                .7%
                                Stock

  P. E. Schenk                 Common         258,000                 6%
                                Stock

  Edward Banks                 Common    1,805,296(1)(2)(4)          42%
  c/o W.R. Huff Asset           Stock
  Management
  67 Park Place
  Morristown, NJ 07960

  Joseph Thornton              Common        1,805,296
  c/o W.R. Huff Asset           Stock
  Management
  67 Park Place
  Morristown, NJ 07960

  Tom Krasner                  Common     379,028(2)(3)(5)          8.8%
  Riverside Capital             Stock
  Advisors, Inc.
  1650 S.E.17th Street
  Causeway Suite 204
  Ft. Lauderdale,, FL
  33316-1735

  Lloyd I. Miller              Common        237,607(6)             5.5%
                                Stock

  All directors                Common        2,173,296             49.3%
  and executive officers        Stock
  as a group (7 persons)

 (1) The beneficial ownership of these shares of Common Stock derives from accounts managed by W. R. Huff Asset Management. Mr. Banks and Mr. Thornton are Portfolio manager and counsel, respectively, at W. R. Huff Asset Management. Each is in a position to directly and indirectly determine the investment and voting decisions made by W. R. Huff Asset Management and, therefore, is deemed top beneficially own all of the shares that W. R. Huff Asset Management has in its portfolios. Mr. Banks and Mr. Thornton disclaim beneficial ownership of these shares.
 (2) The beneficial ownership of these shares of Common Stock includes multiple beneficial ownership of the same shares.
 (3) The beneficial ownership of these shares of Common Stock derives from accounts managed by Harch Capital Management, Inc. Harch Capital Management, Inc. is in a position to directly and indirectly determine investment and voting decisions and, therefore, is deemed to beneficially own all of the shares that it has in its portfolios. Mr. Krasner disclaims beneficial ownership of these shares.
 (4) The beneficial ownership of these shares of Common Stock derives from accounts managed by W.R. Huff Asset Management. W.R. Huff Asset Management is in a position to directly and indirectly determine investment and voting decisions and, therefore, is deemed to beneficially own all of the shares that it has in its portfolios.
 (5) Mr. Tom Krasner is Portfolio Manager of Harch Capital Management, Inc. and is in a position to directly and indirectly determine investment and voting decisions and, therefore, is deemed to beneficially own all of the shares that it has in its portfolio. Mr. Krasner disclaims beneficial ownership of these shares.
 (6) Mr. Miller has sole voting power of 137,866 shares and shared voting power of 99,641 shares.

 Item 13.  Certain Relationships and Related Transactions.

 Employment and Consulting Agreements and Other Arrangements

      General. Executive Officers of the Company and its subsidiaries generally receive participation in benefit plans, split dollar life insurance programs, an automobile expense reimbursement allowance or use of an automobile, bonuses at the discretion of the Board of Directors, reimbursement of business-related expenses and certain fringe benefits.



                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RYMER FOODS INC.


                               By: /s/ Paul Conti
                                   --------------------------------------
                                   Paul Conti, Chairman of the Board, and
                                   Chief Executive Officer

 Date: March 12, 2001