Form 10-Q
period 2001-01-27
RYMER FOODS INC
filed 2001-03-19
CIK 56871

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 27, 2001

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

                              Yes   X        No

 Registrant had 4,300,000 shares of common stock outstanding as of March 9, 2001.


                      This report consists of 11 pages.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      RYMER FOODS INC.  AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                   (Unaudited)

                                                      January 27     October 29,
                ASSETS                                   2001           2000
                                                        ------         ------
                                                             (in thousands)
 Current Assets
   Receivables, net                                    $ 2,384        $ 2,770
   Inventories                                           3,036          3,513
   Other                                                   235            196
                                                        ------         ------
         Total Current Assets                            5,655          6,479
 Property,  Plant and Equipment:
   Leasehold improvements                                1,038          1,038
   Machinery and equipment                               1,893          1,752
                                                        ------         ------
                                                         2,931          2,790
   Less accumulated depreciation and amortization        1,605          1,503
                                                        ------         ------
                                                         1,326          1,287
 Other                                                       5             15
                                                        ------         ------
                                                       $ 6,986        $ 7,781
                                                        ======         ======
      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
 Line of Credit                                          3,080          3,677
 Accounts payable                                        1,580          1,499
 Accrued liabilities                                     1,235          1,411
                                                        ------         ------
       Total  Current Liabilities                        5,895          6,587
 Deferred Employee Benefits                                107            109
                                                        ------         ------
                                                         6,002          6,696
 Commitments and Contingencies                               -              -
 Stockholders' Equity:
   Common stock, $0.04 par - 20,000,000 shares
   authorized; 4,300,000 shares outstanding                172            172
   Additional paid-in capital                            4,862          4,862
   Accumulated deficit                                  (4,050)        (3,949)
                                                        ------         ------
     Total Stockholders' Equity                            984          1,085
                                                        ------         ------
                                                       $ 6,986        $ 7,781
 See accompanying notes.                                ======         ======

                      RYMER FOODS INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                 (Unaudited)


                                   Thirteen Weeks Ended
                                January 27        January 29
                                   2001              2000
                                 ------            ------
                          (in thousands, except per share data)
 Net Sales                      $ 8,235           $ 9,241
 Cost of Sales                    7,450             8,342
                                 ------            ------
 Gross profit                       785               899

 Selling, general and
   administrative expenses          781               966
                                 ------            ------
 Operating profit (loss)              4               (67)

 Interest expense                   125               106

 Loss before income taxes          (121)             (173)
 Provision for income taxes         (20)              (20)
                                 ------            ------
   Net loss                     $  (101)          $  (153)
                                 ======            ======
 Per common share data:

 Basic

   Net loss                     $ (0.02)          $ (0.04)
                                 ======            ======

 Diluted

    Net loss                    $ (0.02)          $ (0.04)
                                 ======            ======

 See accompanying notes.

                      RYMER FOODS INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                                 (Unaudited)
                                                           Thirteen Weeks Ended
                                                          Jan. 27,      Jan. 29,
                                                            2001          2000
                                                           ------        ------
                                                               (in thousands)
 CASH FLOWS FROM OPERATIONS
   Net (loss) income                                      $  (101)      $  (153)
   Non-cash adjustments to loss:
     Depreciation and amortization                            102           100
     Provision for bad debts                                   (6)            0
     Variable stock option                                      0            18
 Net decrease to accounts receivable                          386           165
 Net decrease (increase) to inventories                       477          (514)
 Net (increase) to other current and long-term assets         (29)          (16)
 Net (decrease) increase to accounts payable and accrued
   expense                                                    (95)          148
                                                           ------        ------
 Net cash flows from operating activities of continuing
  operations                                                  734          (252)
 Net cash flows from operating activities of discontinued
  operations                                                   (2)           (2)
                                                           ------        ------
     Net cash flows from operating activities                 732          (254)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                      (141)          (69)
                                                           ------        ------
 Net cash flows from investing activities                    (141)          (69)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Change in cash overdraft                                    6           349
    Repayments under line-of-credit facility               (8,584)       (9,726)
    Borrowings under line-of-credit facility                7,987         9,700
                                                           ------        ------
 Net cash flows from financing activities                    (591)          323

 Net change in cash and cash equivalents                        -             -
 Cash and cash equivalents at beginning of year                 -             -
                                                           ------        ------
                                                          $     -       $     -
                                                           ======        ======
 Supplemental cash flow information:
   Interest paid                                          $   125       $   106
                                                           ======        ======
   Income taxes paid, net of refunds                      $     -       $     -
                                                           ======        ======

 See accompanying notes

                      RYMER FOODS INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company operates on a fiscal year which ends on the last Saturday in October. References in the following notes to years and quarters are references to fiscal years and fiscal quarters. For further information refer to the Consolidated Financial Statements and footnotes thereto included in Rymer Foods Inc.'s (the Company's or Rymer's) Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

      In management's opinion, the condensed consolidated financial statements include all normal recurring adjustments which the Company considers necessary for a fair presentation of the results for the period. Operating results for the fiscal period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.


 2.   INVENTORIES

      Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at January 27, 2001 and October 28, 2000 was (in thousands):

                                 January 27, 2001         October 28, 2000
                                 ----------------         ----------------
      Raw material                   $ 1,307                  $ 1,565
      Finished goods                   1,729                    1,948
                                      ------                   ------
              Total                  $ 3,036                  $ 3,513
                                      ======                   ======

 3.   BORROWINGS

      Current borrowings consist of the following (in thousands):


                                            January 27,       October 28,
                                               2001              2000
                                              -------           -------
           Banks, with interest of 4% & 2%
             over prime in 2001 and 2000
             respectively                    $  3,080          $  3,677
           Less current maturities              3,080             3,677
                                              -------           -------
                                             $    -0-          $    -0-
                                              =======           =======


      The prime rate applicable to the Company's outstanding bank notes payable was 9.0% at January 27, 2001 and 9.50% at October 28, 2000. The weighted average interest rate relating to these borrowings was 13.3% during the first quarter of 2001 and 11.09% during fiscal 2000.

      The Company's bank agreement provides for borrowings of up to the lessor of $5.0 million or its borrowing based as determined as a percentage of certain inventory and accounts receivable. It also provides for a capital expenditure loan for authorized capital purchases. The Company's Rymer Meat subsidiary had borrowings available, including the capital expenditure loan, of $3.15 million at January 27, 2001 and $3.8 million at October 28, 2000, of which $75,000 and $100,000, respectively was unused.

      The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries. The Company was in violation of these covenants at October 28, 2000; however, these have been reset as part of an amended agreement. While the Company is in compliance with these new covenants at January 27, 2001 date there can be no assurance that they will remain in compliance. The amended loan agreement reduces the line of credit to $4.7 million, eliminates future borrowings on the capital expenditure line of credit and changes the maturity date of June 28, 2001.

      Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.


 4.   INCOME TAXES

      The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $23.1 million at January 27, 2001 and October 28, 2000. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

 Management believes that the Company's future success is dependent on containing and reducing operating costs, changing its sales mix to include more products which generate higher margins, and being able to "forward buy" more inventory to reduce its material costs.

 The Company's consolidated results from operations are generated by its meat processing operation. The Company's common stock currently trades under the symbol RFDS.OB (OTCBB).


 First Quarter of 2001 versus First Quarter of 2000

 Consolidated sales for the first quarter of fiscal 2001 of $ 8.2 million decreased from the first quarters of fiscal 2000 by $1.0 million or 10.9%. Sales decreased primarily due to the loss of a customer during the second quarter of 2000 and the change in the sales mix.

 As compared to 2000, consolidated cost of sales decreased by $.9 million or 10.7%. As a percentage of sales, the gross margin decreased to 9.5% as compared to 9.7% in 2000.

 Gross profit decreased compared to 2000 by $100,000 mainly due to lower volume.

 Selling, general and administrative expenses decreased by $185,000 in 2001 as compared to 2000 due to managements restructuring program initiated during the fourth quarter of 2000.


 Interest Expense

 Interest expense increased by  $19,000 or 17.9% as  compared to 2000.   This
 increase is due to the Company's higher borrowings for the purchase of raw material inventory


 Income Taxes

 In both 2001 and 2000, no provision for income taxes was recorded due to the loss from operations. In 2001 and 2000 the Company reduced the income tax liability by $20,000 thereby resulting in a tax benefit in the first quarter.
                                      7.

 Liquidity and Capital Resources

 The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

 The Company's bank agreement provides for borrowings of up to the lessor of $5.0 million or its borrowing based as determined as a percentage of certain inventory and accounts receivable. It also provides for a capital expenditure loan for authorized capital purchases. The Company's Rymer Meat subsidiary had borrowings available, including the capital expenditure loan, of $3.15 million at January 27, 2001 and $3.8 million at October 28, 2000, of which $75,000 and $100,000, respectively was unused.

 The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries. The Company was in violation of these covenants at October 28, 2000; however, these have been reset as part of an amended agreement. While the Company is in compliance with these new covenants at January 27, 2001 date there can be no assurance that they will remain in compliance. The amended loan agreement reduces the line of credit to $4.7 million, eliminates future borrowings on the capital expenditure line of credit and change the maturity date of June 28, 2001.

 Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.

 The  Company  anticipates  spending   approximately  $385,000  for   capital
 expenditures  in  2001.    The   expenditures  are  primarily  for   planned
 improvements at the meat operation. There are no specific commitments outstanding related to these planned expenditures. Such capital expenditures will be financed with cash from operations.


 Seasonality

 The quarterly results of the Company are affected by seasonal factors. Sales are usually lower in the fall and winter.


 Impact of Inflation

 Raw materials are subject  to fluctuations in price.   However, the  Company
 does not expect such fluctuations to materially impact its competitive position.

                                   EXHIBIT 11
                  COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                    BASIC                       DILUTED
                                                    -----                       -------
                                           Thirteen       Thirteen      Thirteen      Thirteen
                                          Weeks Ended    Weeks Ended   Weeks Ended   Weeks Ended
                                          January 27,    January 29,   January 27,   January 29,
                                             2001           2000          2001          2000
                                             ------         ------        ------        ------
                                          (In thousands, except per share amounts)
  AVERAGE SHARES OUTSTANDING

    1   Average shares outstanding            4,300          4,300         4,300         4,300
    2   Net additional shares outstanding
        assuming exercise of stock opt            -              -             -           617
                                             ------         ------        ------        ------
    3   Average number of common shares
        outstanding                           4,300          4,300         4,300         4,917
                                             ======         ======        ======        ======

  EARNINGS (LOSSES)
    4   (Loss) income from continuing
        operations                          $  (121)       $  (173)      $  (121)      $  (173)
                                             ======         ======        ======        ======
    5   Net (loss) income                   $  (101)       $  (153)      $  (101)      $  (153)
                                             ======         ======        ======        ======
  PER SHARE AMOUNTS

      Loss from continuing operations
      (line 4 / line 3)                     $ (0.03)       $ (0.04)      $ (0.03)      $ (0.04)
                                             ======         ======        ======        ======
      Net income (loss)
      (line5 / line 3)                      $ (0.02)       $ (0.04)      $ (0.02)      $ (0.04)
                                             ======         ======        ======        ======



  NOTE:  Earnings per share have been calculated using the treasury stock method.  Since there is a net loss for the quarters ending January 27, 2001 and January 29, 2000 common stock equivalents are excluded from the diluted earnings per share calculation since they would be antidilutive.

                                    9.

                      RYMER FOODS INC. AND SUBSIDIARIES
                         PART II - OTHER INFORMATION



  Item 6.   Exhibits and Reports on Form 8-K

    (a)     Exhibits filed:

    11 Computations of earnings per share are included in the Notes to Condensed Consolidated Financial Statements included in
            Item 1 of this Form 10-Q.

            Exhibits incorporated by reference:

    13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 29, 2000 (incorporated by reference).


    21.1    Subsidiaries  of the Company.   (Incorporated by reference  to
            Exhibit 21 to the Annual Report of Form 10-K of Rymer Foods Inc. for the fiscal year ended October 29, 2000.)


    (b)      Reports on Form 8-K:

      The Company filed a Report on Form 8-K dated January 25, 2001, wherein the Company under Item 5 other events relating to the Company's signing of a non-binding letter of intent to be acquired, via merger by Forest Lake Partners LLC.

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



  Date:  March 9, 2001