Form 10-Q
period 2001-04-28
RYMER FOODS INC
filed 2001-06-18
CIK 56871

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 28, 2001

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

                              Yes   X        No

 Registrant had 4,300,000 shares of common stock outstanding as of June 8, 2001.


                       This report consists of 11 pages.

                        PART I - FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

                      RYMER FOODS INC.  AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (Unaudited)

                                                       April 28,    October 29,
                 ASSETS                                  2001           2000
                                                        ------         ------
                                                           (in thousands)
 Current Assets
    Receivables, net                                   $ 2,642        $ 2,770
    Inventories                                          3,751          3,513
    Other                                                  153            196
                                                        ------         ------
          Total Current Assets                           6,546          6,479

 Property, Plant and Equipment:
    Leasehold improvements                               1,038          1,038
    Machinery and equipment                              1,969          1,752
                                                        ------         ------
                                                         3,007          2,790
    Less accumulated depreciation and amortization       1,700          1,503
                                                        ------         ------
                                                         1,307          1,287
 Other                                                       1             15
                                                        ------         ------
                                                       $ 7,854        $ 7,781
                                                        ======         ======

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Line of Credit                                      $ 3,801        $ 3,677
   Accounts payable                                      1,920          1,499
   Accrued liabilities                                   1,002          1,411
                                                        ------         ------
        Total Current Liabilities                        6,723          6,587


 Deferred Employee Benefits                                107            109
                                                        ------         ------
                                                         6,830          6,696
 Commitments and Contingencies                               -              -

 Stockholders' Equity:
    Common stock, $0.04 par - 20,000,000 shares
    authorized; 4,300,000 shares outstanding               172            172
    Additional paid-in capital                           4,862          4,862
    Accumulated deficit                                 (4,010)        (3,949)
                                                        ------         ------
      Total Stockholders' Equity                         1,024          1,085
                                                        ------         ------
                                                       $ 7,854        $ 7,781
                                                        ======         ======

 See accompanying notes.

                      RYMER FOODS INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                 (Unaudited)


                             Thirteen Weeks Ended  Twenty-Six Weeks Ended
                             --------------------  ----------------------
                             April 28,  April 29,   April 28,   April 29,
                               2001       2000        2001        2000
                              ------     ------      -------     -------
                                (in thousands, except per share data)
 Net Sales                   $ 9,058    $ 9,890     $ 17,293    $ 19,131
 Cost of Sales                 8,188      8,789       15,638      17,131
                              ------     ------      -------     -------
 Gross profit                    870      1,101        1,655       2,000

 Selling, general and
   administrative expenses       753        986        1,534       1,952
                              ------     ------      -------     -------
 Operating profit (loss)         117        115          121          48

 Interest expense                 97        111          222         217
                              ------     ------      -------     -------
 Income (loss) before income      20          4         (101)       (169)

 Tax benefit                     (20)       (20)         (40)        (40)
                              ------     ------      -------     -------
 Net income (loss)           $    40    $    24     $    (61)   $   (129)
                              ======     ======      =======     =======

 Per common share data:

 Basic
   Net loss                  $  0.01    $  0.01     $  (0.01)   $  (0.03)
                              ======     ======      =======     =======
 Diluted
    Net loss                 $  0.01    $  0.01     $  (0.01)   $  (0.03)
                              ======     ======      =======     =======

 See accompanying notes.

                      RYMER FOODS INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                          Twenty-Six Weeks Ended
                                                          ----------------------
                                                          April 28,    April 29,
                                                           2001           2000
                                                          ------         ------
                                                               (in thousands)
 CASH FLOWS FROM OPERATIONS
   Loss from continuing operations                       $   (61)       $  (129)
   Non-cash adjustments to loss:
     Depreciation and amortization                           197            207
     Variable stock option                                     -             18
 Net decrease (increase) to accounts receivable              128           (396)
 Net (increase) to inventories                              (238)           (10)
 Net decrease (increase) to other current and
   long-term assets                                           57            (35)
 Net increase to accounts payable and accrued expense         12            257
                                                          ------         ------
 Net cash flows from operating activities of
  continuing operations                                       95            (88)
 Net cash flows from operating activities of
  discontinued operations                                     (2)            (4)
                                                          ------         ------
     Net cash flows from operating activities                 93            (92)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                     (217)          (183)
                                                          ------         ------
 Net cash flows from investing activities                   (217)          (183)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments under line-of-credit facility              (17,899)       (18,425)
   Borrowings under line-of-credit facility               18,023         18,700
                                                          ------         ------
 Net cash flows from financing activities                    124            275

 Net change in cash and cash equivalents                       -              -
 Cash and cash equivalents at beginning of year                -              -
                                                          ------         ------
                                                         $     -        $     -
                                                          ======         ======
 Supplemental cash flow information:
   Interest paid                                         $   222        $   217
                                                          ======         ======
   Income taxes paid, net of refunds                     $     -        $     -
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


 2.   INVENTORIES

      Inventories are stated principally at the lower of first-in, first-out cost or market. The composition of inventories at April 28, 2001 and October 28, 2000 was (in thousands):


                                  April 28, 2001          October 28, 2000
                                  --------------          ----------------
      Raw material                   $ 1,802                   $ 1,565
      Finished goods                   1,949                     1,948
                                      ------                    ------
              Total                  $ 3,751                   $ 3,513
                                      ======                    ======

 3.   BORROWINGS
      Current borrowings consist of the following (in thousands):


                                             April 28,         October 28,
                                                2001              2000
                                              -------           -------
           Banks, with interest of  4% & 2%
             over prime in 2001 and 2000
             respectively                    $  3,801          $  3,677
           Less current maturities              3,801             3,677
                                              -------           -------
                                             $    -0-          $     -0-
                                              =======           =======

      The prime rate applicable to the Company's outstanding bank notes payable was 7.5% at April 28, 2001 and 9.50% at October 28, 2000. The weighted average interest rate relating to these borrowings was 12.1% during the first half of 2001 and 11.09% during fiscal 2000.

      During the 2nd quarter the Company amended its line of credit with the bank. This amended loan provides for borrowings up to the lessor of $4.7 million or its borrowing based as determined as a percentage of certain inventory and accounts receivable and changes the maturity date of June 28, 2001. It also provides for a capital expenditure loan for authorized capital purchases, however this amended agreement prevents future borrowings on the capital expenditure loan. The Company had borrowings available of $3.8 million at April 28, 2001 and October 28, 2000, of which $2,000 and $100,000, respectively was unused.

      The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries. The Company was in violation of these covenants at October 28, 2000; however, these have been reset as part of an amended agreement. While the Company is in compliance with these new covenants at April 28, 2001 date there can be no assurance that they will remain in compliance.

      The Company's current loan agreement expires on June 28, 2001. If the loan should not be renewed, the Company will need to seek alternative financing.

      Substantially all of the Company's property, plant and equipment and certain current assets are pledged as collateral under bank agreements.


 4.   INCOME TAXES

      The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $23.1 million at April 28, 2001 and October 28, 2000. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

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

 First Half of 2001 versus First Half of 2000

 Consolidated sales for the first half of fiscal 2001 of $ 17.3 million decreased from the first half of fiscal 2000 by $1.8 million or 9.6%. Sales decreased primarily due to the loss of a customer during the second quarter of 2000 and the change in the sales mix.

 As compared to 2000, consolidated cost of sales decreased by $1.5 million or 8.7%. As a percentage of sales, the gross margin decreased to 9.6% as compared to 10.4% in 2000.

 Gross profit decreased compared to 2000 by $345,000 mainly due to lower volume and gain on sale of raw material in the prior year.

 Selling, general and administrative expenses decreased by $418,000 in 2001 as compared to 2000 due to managements restructuring program initiated during the fourth quarter of 2000.

 Interest Expense

 Interest expense increased  by $5,000  or 2.3% as  compared to  2000.   This
 increase is due to the Company's higher borrowings for the purchase of raw material inventory and the increase in the banks prime rate.

 Income Taxes

 In both 2001 and 2000, no provision for income taxes was recorded due to the loss from operations. In 2001 and 2000 the Company reduced the income tax liability by $40,000 thereby resulting in a tax benefit in the first half of 2001.

 Liquidity and Capital Resources

 The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

 During the 2nd quarter the Company amended its line of credit with the bank. This amended loan provides for borrowings up to the lessor of $4.7 million or its borrowing based as determined as a percentage of certain inventory and accounts receivable and changes the maturity date of June 28, 2001. It also provides for a capital expenditure loan for authorized capital purchases, however this amended agreement prevents future borrowings on the capital expenditure loan. The Company had borrowings available of $3.8 million at April 28, 2001 and October 28, 2000, of which $2,000 and $100,000, respectively was unused.

 The Company's bank agreements contain certain restrictive covenants which, among other things, limit the amount of indebtedness incurred by the Company and its subsidiaries and require the maintenance of certain financial ratios by the Company and its subsidiaries. The Company was in violation of these covenants at October 28, 2000; however, these have been reset as part of an amended agreement. While the Company is in compliance with these new covenants at April 28, 2001 date there can be no assurance that they will remain in compliance.

 The Company's current loan agreement expires on June 28, 2001. If the loan should not be renewed, the Company will need to seek alternative financing.

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

                                   EXHIBIT 11
                  COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                 BASIC                      DILUTED
                                                 -----                      -------
                                        Thirteen      Twenty-Six     Thirteen     Twenty-Six
                                       Weeks Ended    Weeks Ended   Weeks Ended   Weeks Ended
                                       April 28,      April 28,     April 28,     April 28,
                                          2001           2001          2001          2001
                                       ---------      ---------     ---------     ---------
                                             (In thousands, except per share amounts)
 AVERAGE SHARES OUTSTANDING

  1  Average shares outstanding             4,300          4,300         4,300         4,300
  2  Net additional shares outstanding
       assuming exercise of stock options*      -              -           617             -
                                           ------         ------        ------        ------
  3  Average number of common shares
       outstanding                          4,300          4,300         4,917         4,300
                                           ======         ======        ======        ======

 EARNINGS (LOSSES)

  4  Net (loss) income                    $    40        $   (61)      $    40       $   (61)
                                           ======         ======        ======        ======
 PER SHARE AMOUNTS

     Net income (loss)
     (line 4 / line 3)                    $  0.01        $ (0.01)      $  0.01       $ (0.01)
                                           ======         ======        ======        ======



   NOTE:  Earnings per share have been calculated using the treasury stock method.
   Since there is a net loss for the twenty-six weeks ending April 28, 2001 common stock equivalents are excluded from the diluted earnings per share calculation since they would be antidilutive.

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

      The Company filed a report on Form 8-K dated April 12, 2001, wherein the Company under item 5 other events relating to the Company's entering into an agreement and plan of merger, dated April 10, 2001 with FLP Holdings III LLC.

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


  Date: June 15, 2001