Form 10-Q
period 2001-07-28
RYMER FOODS INC
filed 2001-09-14
CIK 56871

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
 [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 28, 2001
 ----------------------------------------------------------------------------
                                      OR

 [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  -  to  -
 ----------------------------------------------------------------------------

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

                           Yes   X        No

 Registrant had 4,300,000 shares of common stock outstanding as of September 7, 2001.



                   This report consists of 12 pages.

                       PART I - FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

                      RYMER FOODS INC.  AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (Unaudited)

                                                       July 28,     October 28,
                 ASSETS                                  2001           2000
                                                        ------         ------
                                                           (in thousands)
 Current Assets
    Receivables, net                                   $ 2,830        $ 2,770
    Inventories                                          3,804          3,513
    Other                                                  240            196
                                                        ------         ------
          Total Current Assets                           6,874          6,479

 Property, Plant and Equipment:
    Leasehold improvements                               1,038          1,038
    Machinery and equipment                              2,027          1,752
                                                        ------         ------
                                                         3,065          2,790
    Less accumulated depreciation and amortization       1,803          1,503
                                                        ------         ------
                                                         1,262          1,287
 Other                                                       1             15
                                                        ------         ------
                                                       $ 8,137        $ 7,781
                                                        ======         ======

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Line of Credit                                      $ 3,640        $ 3,677
   Accounts payable                                      2,313          1,499
   Accrued liabilities                                     987          1,411
                                                        ------         ------
        Total Current Liabilities                        6,940          6,587

 Deferred Employee Benefits                                106            109
                                                        ------         ------
                                                         7,046          6,696
 Commitments and Contingencies                               -              -

 Stockholders' Equity:
    Common stock, $0.04 par - 20,000,000 shares
    authorized; 4,300,000 shares outstanding               172            172
    Additional paid-in capital                           4,862          4,862
    Accumulated deficit                                 (3,943)        (3,949)
                                                        ------         ------
      Total Stockholders' Equity                         1,091          1,085
                                                        ------         ------
                                                       $ 8,137        $ 7,781
                                                        ======         ======

 See accompanying notes.

                      RYMER FOODS INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                 (Unaudited)


                            Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                            --------------------  -----------------------
                             July 28,   July 29,   July 28,   July 29,
                               2001       2000        2001        2000
                              ------     ------      -------     -------
                                (in thousands, except per share data)
 Net Sales                   $ 9,873    $10,340     $ 27,166    $ 29,471
 Cost of Sales                 9,032      9,595       24,670      26,726
                              ------     ------      -------     -------
 Gross profit                    841        745        2,496       2,745

 Selling, general and
   administrative expenses       700        829        2,234       2,781
                              ------     ------      -------     -------
 Operating profit (loss)         141        (84)         262         (36)

 Interest expense                 94        124          316         341
                              ------     ------      -------     -------
 Income (loss) before income      47       (208)         (54)       (377)

 Tax benefit                     (20)       (20)         (60)        (60)
                              ------     ------      -------     -------
 Net income (loss)           $    67    $  (188)    $      6    $   (317)
                              ======     ======      =======     =======

 Per common share data:

 Basic
   Net income (loss)         $  0.02    $ (0.04)    $      -    $  (0.07)
                              ======     ======      =======     =======

 Diluted
    Net income (loss)        $  0.01    $ (0.04)    $      -    $  (0.07)
                              ======     ======      =======     =======

 See accompanying notes.

                      RYMER FOODS INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                         Thirty-Nine Weeks Ended
                                                         -----------------------
                                                         July 28,       July 29,
                                                           2001           2000
                                                          ------         ------
                                                              (in thousands)
 CASH FLOWS FROM OPERATIONS
   Income (loss) from continuing operations              $     6        $  (317)
   Non-cash adjustments to loss:
   Depreciation and amortization                             300            313
   Net (increase) to accounts receivable                     (60)          (566)
   Net (increase) decrease to inventories                   (291)           788
   Net (increase) to other current and long-term assets      (30)           (73)
   Net increase (decrease) to accounts payable and
     accrued expense                                         390           (134)
                                                          ------         ------
   Net cash flows from operating activities of
     continuing operations                                   315             11
   Net cash flows from operating activities of
     discontinued operations                                  (3)            (9)
                                                          ------         ------
     Net cash flows from operating activities                312              2

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                     (275)          (230)
                                                          ------         ------
 Net cash flows from investing activities                   (275)          (230)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments under line-of-credit facility              (27,914)       (29,197)
   Borrowings under line-of-credit facility               27,877         29,425
                                                          ------         ------
 Net cash flows from financing activities                    (37)           228

 Net change in cash and cash equivalents                       -              -
 Cash and cash equivalents at beginning of year                -              -
                                                          ------         ------
                                                         $     -        $     -
                                                          ======         ======
 Supplemental cash flow information:
   Interest paid                                         $   316        $   341
                                                          ======         ======
   Income taxes paid, net of refunds                     $     -        $     -
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


 2.   INVENTORIES

      Inventories are stated principally at the lower of first-in,  first-out
      cost or market.   The composition of inventories  at July 28, 2001  and
      October 28, 2000 was (in thousands):


                                   July 28, 2001          October 28, 2000
                                   -------------          ----------------
      Raw material                    $ 1,701                  $ 1,565
      Finished goods                    2,103                    1,948
                                       ------                   ------
      Total                           $ 3,804                  $ 3,513
                                       ======                   ======

 3.   BORROWINGS

      Current borrowings consist of the following (in thousands):


                                              July 28,          October 28,
                                                2001               2000
                                              -------            -------
           Banks, with interest of 4% & 2%
             over prime in 2001 and 2000
             respectively                    $  3,640           $  3,677
           Less current maturities              3,640              3,677
                                              -------            -------
                                             $     -0-          $     -0-
                                              =======            =======

      The prime rate applicable to the Company's outstanding bank notes payable was 7.5% at July 28, 2001 and 9.50% at October 28, 2000. The weighted average interest rate relating to these borrowings was 11.1% during the nine months of 2001 and 11.4% during fiscal 2000.

      During the 2nd quarter of 2001 the Company amended its credit agreement with the bank. This agreement provides for borrowings up to the lessor of $4.7 million or its borrowing base and extended the maturity date to September 21, 2001. This agreement includes a line of credit in the amount of $4 million and a capital expenditure loan of $700,000. The Company had borrowings available of $43,000 at July 28, 2001 and $100,000 at October 28, 2000.

      On September 13, 2001, the Company entered into a new credit agreement with a commercial bank. The proceeds of which will be used for working capital and to pay off the existing debt. This agreement has a maturity date of September 2004 and charges interest at prime plus 1.75%. The new agreement contains a line of credit and a term loan. The term loan is for $700,000 and is secured by the Company's machinery and equipment. The line of credit is for the lessor of $5 million or the available borrowing base, as defined in the agreement. Substantially all of the Company's property, plant and equipment and current assets are pledged as collateral under the bank agreement.

      The Company's new bank agreement contains certain restrictive covenants which require the Company to meet certain financial ratios. The Company was in compliance with these covenants at the closing date, however there can be no assurance that they will remain in compliance.


 4.   INCOME TAXES

      The Company's deferred tax asset is related primarily to its operating loss carryforward for tax reporting purposes which approximated $23.1 million at July 28, 2001 and October 28, 2000. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable.

 5.   RECENT ACCOUNTING PRONOUNCEMENTS

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

   * all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

   * intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

   * goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 29, 2001 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization

   *  effective  October 29,  2001   goodwill  and  intangible  assets   with
      indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

   * all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

 Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

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

 Three Quarters of 2001 versus Three Quarters of 2000

 Consolidated sales for the nine months of fiscal 2001 of $ 27.2 million decreased from the nine months of fiscal 2000 by $2.3 million or 7.8%. Sales decreased primarily due to the loss of a customer during the second quarter of 2000 and the change in the sales mix.

 As compared to 2000, consolidated cost of sales decreased by $2.1 million or 7.9%. As a percentage of sales, the gross margin decreased to 9.2% as compared to 9.3% in 2000.

 Gross profit decreased compared to 2000 by $249,000 mainly due to lower volume and gain on sale of raw material in the prior year.

 Selling, general and administrative expenses decreased by $547,000 in 2001 as compared to 2000 due to managements restructuring program initiated during the fourth quarter of 2000, as well as changes in estimates of previously established accruals.

 Interest Expense

 Interest expense decreased  by $25,000 or  7.3% as compared  to 2000.   This
 increase is due to decrease in the banks prime rate.

 Income Taxes

 In both 2001 and 2000, no provision for income taxes was recorded due to the loss from operations. In 2001 and 2000 the Company reduced the income tax liability by $60,000 thereby resulting in a tax benefit in the first nine months of 2001.

 Liquidity and Capital Resources

 The Company makes sales primarily on a seven to thirty day balance due basis. Purchases from suppliers have payment terms generally ranging from wire transfer at time of shipment to fourteen days.

 During the 2nd quarter of 2001 the Company amended its credit agreement with the bank. This agreement provides for borrowings up to the lessor of $4.7 million or its borrowing base and extended the maturity date to June 28, 2001. This agreement includes a line of credit in the amount of $4 million and a capital expenditure loan of $700,000. The Company had borrowings available of $43,000 at July 28, 2001 and $100,000 at October 28, 2000.

 On September 13, 2001, the Company entered into a new credit agreement with a commercial bank. The proceeds of which will be used for working capital and to pay off the existing debt. This agreement has a maturity date of September 2004 and charges interest at prime plus 1.75%. The new agreement contains a line of credit and a term loan. The term loan is for $700,000 and is secured by the Company's machinery and equipment. The line of credit is for the lessor of $5 million or the available borrowing base, as defined in the agreement. Substantially all of the Company's property, plant and equipment and current assets are pledged as collateral under the bank agreement.

 The Company's new bank agreement contains certain restrictive covenants which require the Company to meet certain financial ratios. The Company was in compliance with these covenants at the closing date, however there can be no assurance that they will remain in compliance.

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

                                   EXHIBIT 11
                  COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                 BASIC                      DILUTED
                                                 -----                      -------
                                        Thirteen      Thirty-nine    Thirteen     Thirty-nine
                                       Weeks Ended    Weeks Ended   Weeks Ended   Weeks Ended
                                        July 28,       July 28,      July 28,      July 28,
                                          2001           2001          2001          2001
                                       ---------      ---------     ---------     ---------
                                             (In thousands, except per share amounts)
 AVERAGE SHARES OUTSTANDING

  1  Average shares outstanding           4,300          4,300         4,300         4,300
  2  Net additional shares outstanding
     assuming exercise of stock options       0              0           617           617
                                          -----          -----         -----         -----
  3  Average number of common shares
     outstanding                          4,300          4,300         4,917         4,917
                                          =====          =====         =====         =====

 EARNINGS

  4  Net income                          $   67         $    6        $   67        $    6
                                          =====          =====         =====         =====
 PER SHARE AMOUNTS


      Net income
      (line 4 / line 3)                  $ 0.02         $    -        $ 0.01        $    -
                                          =====          =====         =====         =====

                                    10.

                     RYMER FOODS INC. AND SUBSIDIARIES
                        PART II - OTHER INFORMATION



 Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits filed:

    11 Computations of earnings per share are included in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

         Exhibits incorporated by reference:

   13.1 Annual Report on Form 10-K of Rymer Foods Inc. for the fiscal year ended October 28, 2000 (incorporated by reference).

   21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Annual Report of Form 10-K of Rymer Foods Inc. for the fiscal year ended October 28, 2000.)

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

      The Company filed a report on Form 8-K dated August 17, 2001, wherein the Company under Item 5 other events relating to the Company announced that FLP Holdings III, LLC and RFI Acquisitions, Inc. which entered into a merger agreement with the Company on April 10, 2001, have terminated the agreement.

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




  Date: September 14, 2001